Form 10-Q
period 1996-06-30
CHIEF CONSOLIDATED MINING CO
filed 1996-08-15
CIK 19913

9

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB

OMB Approval
OMB Number:xxxx-xxxx
Expires: Approval Pending
Estimated Average Burden Hours Per Response: 1.0

(Mark One)

  x    Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1996

       Transition report under Section 13 or 15(d) of the
Exchange Act
         For the transition period from                 to

Commission File Number 1-1761


CHIEF CONSOLIDATED MINING COMPANY
(Exact name of Small Business Issuer as Specified in Its
Charter)


Arizona                                      87-0122295
(State if other jurisdiction of incorporation or organization)(I.R.S. Employer ID. No.)



866 Second Avenue, New York, New York 10017
(Address of Principal Executive Offices)


212-688-8130
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X              NO

                         5,988,109
Number of shares of Common Stock, par value $.50, outstanding June 30, 1996


               PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                     June 30, 1996
December 31, 1995
                                  (Unaudited)
Current Assets:
Cash and Cash Equivalents                  $   52,280
$  160,045
U.S. Treasury Bills (at cost which
  approximates market value)
1,284,790                   2,616,559
Accounts Receivable                        57,397
32,228
Other Current Assets                              2,600
2,228
     Total Current Assets                  1,397,067
2,811,060

Investments in Affiliates:
Common Stock                         78,101
78,101
Advances                             21,700
21,150
     Total Investments                    99,801
99,251

Property, Plant & Equipment:
Mining claims & properties                7,855,198
6,755,838
Machinery & equipment                   170,798
158,298
Accumulated depletions &
  depreciation                           (2,374,443)
(2,363,280)
Net property, plant & equipment                 5,651,553
4,550,856

Other Assets:                            55,878
51,675

                                $    7,204,299           $
7,512,842
                               =======       ========

See Notes to Condensed Consolidated Financial Statements.





              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

            LIABILITIES AND SHAREHOLDERS' EQUITY

                                           June 30, 1996
December 31,1995
(Unaudited)
Current Liabilities:
    Accounts Payable and Accrued Liabilities          $
171,425             $    230,767


Minority Interest                            42,201
42,201

Shareholder's Equity:
    Preferred stock-nonassessable (authorized,1,500,000
    shares of $0.50 par value each; issued and outstanding:
    1996-5,200 shares, 1995-5,200 shares.)
2,600              2,600

Common stock-nonassessable (authorized 20,000,000
    shares of $.50 par value each; issued 1996-6,004,550
    shares, 1995-5,829,551 shares; held in treasury-16,441
    shares; outstanding: 1996-5,988,109 shares;
1995-5,813,110 shares)                    2,994,055
2,906,555

    Additional Paid-in Capital
11,483,444              11,036,444
    Deferred Compensation
(58,774)                 (71,274)
    Notes Receivable from shareholders
(87,500)               (87,500)
    Accumulated Deficit
(7,343,152)            (6,546,951)

     Total shareholder's equity
6,990,673                7,239,874

                                             $   7,204,299
$  7,512,842
                                           ========
=========


See Notes to Condensed Consolidated Financial Statements.








                CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                           For the Three Months Ended
For the Six Months Ended
June 30, 1996   June 30, 1995 June 30, 1996  June 30, 1995


Revenue:
  Sale of Flux Materials         $      -                $
59,417      $      -              $ 197,964
  Interest                         18,229             11,595
53,461          28,735
  Other Income                  3,525              8,272
5,408       12,447
  Total                         21,754           79,284
58,869    239,146


Expenses:
  Cost of Sale of Flux Materials             -
58,433             -          168,653
  Mining properties Costs               170,066
147,030   494,580   306,931
  General & Administrative         250,422         121,721
336,242   225,966
  Taxes other than income taxes       7,727            8,332
24,248      17,258
  Total                       428,215         335,516
855,070   718,808


Net Loss            $(406,461)              $(256,232)
$(796,201)       $(479,662)
                                  =======          ========
========       ========

Net loss per share       $      ( .07)         $       (
 .05)       $      ( .13)       $       ( .10)
                    ========        ========       ========
========


Computation of net loss per share:
The loss per share is based on the weighted average number of shares of preferred stock (equal to common in right to receive dividends) and common stock outstanding for the six and three month periods: For the six month periods: outstanding June 30, 1996: 5,200 shares preferred 5,911,186 shares common; total 5,916,386 shares; outstanding June 30, 1995: 5,653 shares preferred, 4,912,960 shares common; total 4,918,613 shares. For the second quarter periods:
Outstanding June 30, 1996: 5,200 shares preferred, 5,988,109 shares common: total 5,993,309 shares; outstanding June 30, 1995: 5,653 shares preferred, 4,948,505 shares common : total 4,954,158 shares.

  See Notes to Condensed Consolidated Financial Statements.


              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                                                    For the
six months ended
                                            June 30, 1996
June 30, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                             $(796,201)
$(479,662)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Issuance of common stock for
    services rendered                           -
31,488
  Depreciation
11,163                 5,464
  Amortization of deferred compensation
12,500                      -
Change in Assets and Liabilities:
  Decrease (increase) in accounts receivable
(25,169)              57,037
  Increase in other current assets                 (    372)
(22,002)
  Increase in other assets
(7,203)                             -
  Decrease in accounts payable
    & accrued liabilities
(59,342)                      (45,280)
Net cash used in operating activities
(864,624)          ( 452,955)

CASH FLOW FROM INVESTING ACTIVITIES:
  Decrease in U.S. treasury bills, net
$1,331,769                            -
  Mining property development costs
  and acquisitions to machinery & equipment
(1,099,360)              (822,330)
  Increase in investment & advances to affiliates
(550)                           (400)
Net cash provided by (used in) investing activities
231,859                     (822,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock       525,000
1,000,000

Net cash provided by financing activities
525,000        1,000,000


Net decrease in cash and cash equivalents
(107,765)            (275,685)

Cash and cash equivalents at beginning of period
160,045        1,756,329

Cash and cash equivalents at end of period            $
52,280              $1,480,644
                                     ========
=========
See notes to Condensed Consolidated Financial Statements.

              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES


    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed financial statements and notes thereto should be read in conjunction with the Company's financial statements and notes thereto, included in the Company's Form 10-KSB for the year ended December 31, 1995.

Registrants condensed consolidated financial statements reflect the acquisition of South Standard Mining Company effective June 28, 1996 which was accounted for under the pooling of interests method of accounting. Accordingly the financial statements for both entities have been presented consolidated for all periods presented to reflect the acquisition





















Item 2.  Management's Discussion And Analysis Or Plan Of
Operation.

(a)       PLAN OF OPERATION.

     Registrant hereby incorporates by reference "Item 6.
Management's Discussion and Analysis or Plan of Operation -
(a) Plan of Operation." and "Item 1.-Description of
Business." contained in registrant's Annual Report dated
March 28, 1996 on Form 10-KSB for the fiscal year ended
December 31, 1995 ("1995 Form 10-KSB").

     The operating Agreement, as described in registrant's
1995 Form 10-KSB at Items "1" and "6", between registrant and subsidiary companies of Korea Zinc, Ltd. and Akiko Gold
Resources Ltd. was signed and became effective as of July
17, 1996.

     Pursuant to the Operating Agreement, Tintic Utah Metals LLC ("LLC") was formed on July 29, 1996 as the operating company of the joint venture. Registrant anticipates that by August 31, 1996, $2 million will be contributed to LLC by the subsidiary of Korea Zinc, Ltd. on account of that joint venture member's capital contribution to the LLC. Those funds will be used to reimburse registrant for registrant's advances to the joint venture and for development and drilling costs under budgets approved by the management committee of the LLC. After the aforesaid $2 million contribution to the LLC has been paid, there will remain another $4 million of contributions to be paid into the LLC in installments by the other two members of the LLC pursuant to approved budgets, but no later than August 31, 1998.

     Subject to the conditions contained in the Operating Agreement, registrant has deeded in the name of the LLC approximately 9,000 acres of its East Tintic properties, including the Burgin Mine, to the LLC. The deed will be held in escrow until the two other members of the LLC contribute to the LLC the full $6 million as required in the Operating Agreement.

     Registrant hereby incorporates by reference "Item 5. Other Events. ", contained in registrant's Current Report Form 8-K dated July 12, 1996 reporting the consummation on June 29, 1996 of the merger of South Standard Mining Company ("South Standard") with and into registrant's subsidiary, Chief Gold Mines, Inc. Under the terms of the Operating Agreement as signed, the LLC holds an option to require registrant to cause the property so acquired by registrant's subsidiary as a result of the merger to be contributed to the LLC. The option is exercisable beginning eighteen months after the Operating Agreement was signed, and if the option is exercised, the LLC will reimburse registrant for all net costs incurred by registrant in the merger and in maintaining and developing the property after the merger.






RESULTS OF OPERATIONS:

Registrant had no revenues from mining operations during the year 1995 or during the first six months of 1996.
Registrant had income from sales of surface real estate of $
600 during the first six months of 1996 and $2,000 during the first six months of 1995.

Registrant's loss from operations for the six months ended
June 30, 1996, as compared to Registrant's loss from operations for the six months ended June 30, 1995 increased in the amount of $ 316,539. Registrant's loss from operations for the three months ended June 30, 1996, as compared to registrants loss from operations for the three months ended June 30, 1995 increased in the amount of $
150,229. These increases in losses both resulted from the acceleration of registrant's rehabilitation and development activities on its Utah East Tintic and Main Tintic operational area properties, including underground drilling programs during the first half of 1996 and costs and additional operating loss incurred in connection with the consolidation of financial statements to reflect the acquisition of South Standard Mining Company by a wholly owned subsidiary of registrant in a merger effective June
28, 1996.



























                 PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
           None



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CHIEF CONSOLIDATED MINING COMPANY
          (Registrant)




     Date:  August 14, 1996   /s/LEONARD WEITZ
                         (Signature and Title)
                         Leonard Weitz
                         President and
                         Principal Executive Officer





     Date:  August 14, 1996   /s/EDWARD R. SCHWARTZ
                         (Signature and Title)
                         Edward R. Schwartz
                         Director, Treasurer,
                         Principal Financial Officer and
                         Principal Accounting Officer