Form 10-Q
period 1996-09-30
CHIEF CONSOLIDATED MINING CO
filed 1996-11-18
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB

OMB Approval
OMB Number:xxxx-xxxx
Expires: Approval Pending
Estimated Average Burden Hours Per Response: 1.0

(Mark One)

  x    Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1996

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

     YES  X              NO

                         5,988,109
Number of shares of Common Stock, par value $.50, outstanding September 30, 1996


               PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                   September 30, 1996
December 31, 1995
                                    (Unaudited)
(Unaudited)
Current Assets:
  Cash and cash equivalents                $    57,224
$    160,045
  U.S. treasury bills (at cost which
  approximates market value)
889,857                  2,616,559
  Accounts receivable                            16,791
32,228
  Other current assets                             3,222
2,228
     Total Current Assets                      967,094
2,811,060

Investments in Affiliates:
  Tintic Utah Metals LLC               3,952,006
-
  Other Entities                            78,101
78,101
  Advances                                  25,150
21,150
     Total Investments                 4,055,257
99,251

Property, Plant and Equipment:
  Mining claims and properties              3,862,257
6,755,838
  Machinery and equipment                      121,496
158,298
  Accumulated depletion and
  depreciation                              (2,348,133)
(2,363,280)
  Net Property, Plant and Equipment
1,635,620         4,550,856

Other Assets                               47,456
51,675

                                      $6,705,427
$7,512,842
                                 =======
========

See Notes to Condensed Consolidated Financial Statements.







              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

            LIABILITIES AND SHAREHOLDERS' EQUITY

                                      September 30, 1996
December 31,1995
(Unaudited)                 (Unaudited)
Current Liabilities:
  Accounts payable and accrued liabilities            $
56,348             $     230,767


Minority Interest                              42,201
42,201

Shareholders' Equity:
  Preferred stock, authorized, 1,500,000
  shares of $.50 par value; issued and outstanding
  5,200 shares.
2,600              2,600

Common stock, authorized 20,000,000
  shares of $.50 par value; issued 5,988,109
  shares, 5,813,110 shares, respectively;
2,994,055           2,906,555

Additional paid-in capital
11,473,944             11,036,444
Deferred compensation                               (52,524)
(71,274)
Notes receivable from shareholders
(87,500)               (87,500)
Accumulated deficit
(7,723,697)             (6,546,951)

     Total shareholders' equity
6,606,878               7,239,874

                                             $   6,705,427
$  7,512,842
                                           ========
=========


See Notes to Condensed Consolidated Financial Statements.







                CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                           For the Three Months Ended  For
the Nine Months Ended
                    Sept. 30, 1996   Sept. 30, 1995    Sept.
30, 1996 Sept. 30, 1995


Revenue:
  Sale of flux materials        $       -               $
-           $      -                $194,389
  Interest               11,000      13,902        64,461
42,637
  Other income           20,781             4,286
26,189       16,733
  Total revenue                 31,781         18,188
90,650     253,759


Expenses:
 Cost of Sale of Flux Materials              -
-                  -           168,653
 Mining properties and
 Exploration Costs                        268,512
186,051     763,092  492,982
 General & Administrative          138,607        150,001
474,849    371,852
 Taxes other than income taxes        5,207           9,357
29,455       26,615
  Total expenses              412,326        345,409
1,267,396      1,060,102


Net Loss            $(380,545)             $(327,221)
$(1,176,746)     $(806,843)
                                  =======         ========
========     ========

Net loss per common share     $( .06 )               $( .06
)               $( .20 )          $( .16 )
                    ========        ========       =========
=========


Computation of net loss per share:
The loss per share is based on the weighted average number of shares of preferred stock (equal to common in right to receive dividends) and common stock outstanding for the nine and three month periods presented: For the nine month periods: outstanding 1996: 5,200 shares preferred and 5,988,109 shares common: total 5,993,309 shares; outstanding 1995: 5,653 shares preferred and 4,965,766 shares common: total 4,971,419 shares. For the three month periods:
Outstanding 1996: 5,200 shares preferred and 5,988,109 shares common: total 5,993,309 shares; outstanding 1995:
5,653 shares preferred and 5,321,020 shares common : total
5,326,673 shares.

  See Notes to Condensed Consolidated Financial Statements.

              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                                                    For the
nine months ended
                                            Sept. 30, 1996
Sept. 30, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                          $(1,176,746)
$(806,342)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Issuance of common stock for
  services rendered                        -
31,488
  Depreciation
15,147                  8,196
  Amortization of deferred compensation
18,750                      -
  Change in Assets and Liabilities:
  Decrease in accounts receivable
15,437           93,423
  Increase in other current assets                 (    994)
(3,622)
  Decrease in other assets
4,219                             -
  Decrease in accounts payable
  and accrued liabilities                             (
174,419)                       (50,123)
Net cash used in operating activities
(1,298,606)               (726,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in U.S. treasury bills, net
1,726,702                             234
Mining property development costs
  and acquisitions of machinery and equipment    (1,051,917)
(1,115,157)
Increase in investments and advances to affiliates
(4,000)                             (400)
Net cash provided by (used in) investing activities
670,785                   (1,115,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock       525,000
3,000,000

Net cash provided by financing activities
525,000             3,000,000

Net decrease in cash and cash equivalents
(102,821)               (1,157,697)

Cash and cash equivalents at beginning of period
160,045             1,692,883

Cash and cash equivalents at end of period            $
57,224            $2,850,580
                                     ========
=========
See notes to Condensed Consolidated Financial Statements.


              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed financial statements and notes there to should be read in conjunction with the Company's financial statements and notes thereto, included in the Company's Form 10-KSB for the year ended December 31, 1995.

Acquisition of South Standard Mining Company

Registrant's condensed consolidated financial statements reflect the acquisition of South Standard Mining Company effective June 28, 1996 which was accounted for under the pooling-of-interests method of accounting. Accordingly, the accompanying financial statements reflect the combined financial position and results of operations for both entities for all periods presented.

Tintic Utah Metals LLC Joint Venture

On July 17, 1996, the Company entered into a joint venture agreement with Akiko Gold Resources, Ltd. And Korea Zinc. Co., Ltd. And formed Tintic Utah Metals LLC("Tintic"). In connection with this transaction, the Company deeded approximately 9,000 acres of its mining claims, properties, vehicles and machinery with historical net book values on that date of approximately $3,952,000 to Tintic. The deed with respect to this property is being held in escrow until the two other members of the joint venture contribute the full $6 million required by the joint venture operating agreement. The historical cost bases of the properties contributed have been classified in the accompanying September 30, 1996 balance sheet as investment in affiliates: Tintic Utah Metals LLC. No gain recognition or step-up in basis resulted from this transaction. The investment in Tintic is being accounted for under the equity method of accounting as the Company owns 50% of Tintic.




Plutus Mine Development and Exploration

     In December 1995, Registrant began rehabilitating the Chief number 2 shaft and certain drifts which had been previously been used to mine the Plutus ore vein in registrant's Plutus Mine. In 1996, the Company began a test drilling program to determine the direction , extent and mineralization of the Plutus ore vein. In connection with these efforts, the Company has capitalized $360,939 of costs related to the infrastructure of the Chief number 2 shaft and related buildings and equipment. All drilling and related costs, which total $284,604 as of September 30, 1996, have been expensed as exploration costs.

Item 2.  Management's Discussion And Analysis Or Plan Of
Operation.

(a)       PLAN OF OPERATION.

     Registrant hereby incorporates by reference "Item 6.
Management's Discussion and Analysis or Plan of Operation -
(a) Plan of Operation." and "Item 1.-Description of
Business." contained in registrant's Annual Report dated on Form 10-KSB dated March 28, 1996 for the fiscal year ended
December 31, 1995 ("1995 Form 10-KSB").

     The Operating Agreement, as described in registrant's
1995 Form 10-KSB at Items "1" and "6", between registrant and subsidiary companies of Korea Zinc, Ltd. and Akiko Gold
Resources Ltd. was signed and became effective as of July
17, 1996.

     Pursuant to the Operating Agreement, Tintic Utah Metals LLC ("Tintic") was formed on July 29, 1996 as the operating company of the joint venture. During the third quarter of 1996, $2 million was contributed to the Tintic by the subsidiary of Korea Zinc, Ltd. on account of that joint venture member's initial capital contribution to the Tintic. Those funds were used in part to reimburse registrant for registrant's advances to the joint venture and for development and drilling costs under budgets approved by the management committee of the Tintic. There remains another $4 million of Capital contributions to be paid into the Tintic in installments by the other two members of the Tintic pursuant to approved budgets, which are due no later than August 31, 1998.

     Subject to the conditions specified in the Operating
Agreement, registrant has deeded in the name of the Tintic approximately 9,000 acres of its East Tintic properties, including the Burgin Mine, to the Tintic. The deed will be held in escrow until the other two members of the Tintic contribute to the Tintic the full $6 million as required by the Operating Agreement.

     Registrant hereby incorporates by reference "Item 5. Other Events. ", contained in registrant's Current Report on Form 8-K dated July 12, 1996, reporting the consummation on June 28, 1996 of the merger of South Standard Mining Company ("South Standard") with and into registrant's subsidiary, Chief Gold Mines, Inc. Under the terms of the Operating Agreement as signed, the Tintic holds an option to require registrant to cause the property so acquired by registrant's subsidiary as a result of the merger to be contributed to the Tintic. The option is exercisable beginning eighteen months after the Operating Agreement was signed, and if the option is exercised, the Tintic will reimburse registrant for all net costs incurred by registrant in the merger and in maintaining and developing the property after the merger.

     On November 13, 1996, Registrant announced that Thyssen Mining Construction of Canada, Ltd., the North American subsidiary of Thyssen Schachtbau Gmbh of Germany, entered into an agreement with Tintic by which Thyssen will conduct preliminary engineering design, budgeting and planning services for the New Burgin Mine shaft sinking, underground development and contract mining, as part of a bankable feasibility study. Registrant holds a 50% ownership interest in Tintic, with Akiko Gold Resources, Ltd. and Korea Zinc Co., Ltd. each owning a 25% interest. Under the first phase agreement entered into with Thyssen, Thyssen will be reimbursed by Tintic for its expenditures only if project financing is obtained as a result of Thyssen's feasibility work. Further, the agreement with Thyssen contemplates a second phase agreement between Thyssen and Tintic, subject to project financing, under which Thyssen would complete all of the necessary construction and development work, including construction of the major additional production shaft and requisite dewatering to bring the New Burgin Mine into production.

RESULTS OF OPERATIONS:

Registrant had no revenues from mining operations during the year 1995 or during the first nine months of 1996.

Registrant's loss from operations for the nine months ended September 30, 1996, as compared to Registrant's loss from operations for the nine months ended September 30, 1995 increased in the amount of $369,903. Registrant's loss from operations for the three months ended September 30, 1996, as compared to its loss from operations for the three months ended September 30, 1995 increased in the amount of $53,124. These increases in losses resulted from the acceleration of registrant's rehabilitation and development activities on its Utah East Tintic and Main Tintic operational area properties, including underground drilling programs during the first nine months of 1996. The losses also increased due to the costs incurred in connection with the acquisition of South Standard Mining Company by a wholly owned subsidiary of registrant in a merger effective June 28, 1996.

     In April 1996 Registrant began rehabilitating the Chief number 2 shaft and certain drifts which had been previously used to mine the Plutus ore vein. In 1996, the Company began a test drilling program to determine the direction , extent and mineralization of the Plutus ore vein. In connection with these efforts, the Company has capitalized $360,939 of costs related to the infrastructure of the Chief number 2 shaft and related buildings and equipment. All drilling and related costs, which total $284,604 as of September 30, 1996, have been expensed as exploration costs.


                 PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K: (a)Financial Data
Schedule;
     (b) On July 12, 1996 registrant filed a Form 8-K relating to the approval by South Standard Mining Company shareholders of South Standard's merger with Chief Gold
Mines, Inc., a wholly owned subsidiary of registrant.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CHIEF CONSOLIDATED MINING COMPANY
          (Registrant)




     Date:  November 14, 1996 /s/LEONARD WEITZ
                         (Signature and Title)
                         Leonard Weitz
                         President and
                         Principal Executive Officer





     Date:  November 14, 1996 /s/EDWARD R. SCHWARTZ
                         (Signature and Title)
                         Edward R. Schwartz
                         Director, Treasurer,
                         Principal Financial Officer and
                         Principal Accounting Officer