Form 10-Q/A
period 1996-06-30
CHIEF CONSOLIDATED MINING CO
filed 1996-12-05
CIK 19913

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

(/TEXT)
(DOCUMENT)
(TYPE) EX-27
(DESCRIPTION)Article 5 Financial Data Schedule for 2nd Qtr.10-Q
(TEXT)
[ARTICLE] 5
(MULTIPLIER)

             PART 1.  FINANCIAL INFORMATION

Fiscal-Year-End     Dec-31-1996
Period-End          Jun-30-1996
Period-Type         6-Months
Cash                52,280
Securities          1,289,790
Receivables         57,397
Allowances            -
Inventory             -
Current Assets      1,397,067
PP&E                8,025,996
Depreciation        (2,374,443)
Total Assets        7,204,299
Current Liabilities 171,425
Bonds                  0
Common              2,994,055
Preferred-Mandatory    0
Preferred           2,600
Other-SE            3,994,018
Total Liability&Eq. 7,204,299
Sales                  0
Total Revenues      21,754
CGS                    0
Total Costs            0
Other Expenses      428,215
Loss Provision         0
Interest Expense       0
Income Pretax       (406,461)
Income Tax             0
Income Continuing   (406,461)
Discontinued           0
Extraordinary          0
Changes                0
Net Income          (406,461)
EPS Primary         (.13)
EPS Diluted         (.07)

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