Form 10KSB
period 1996-12-31
CHIEF CONSOLIDATED MINING CO
filed 1997-04-02
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

   |x|	Annual report under Section 13 or 15(d) of the
Securities Exchange Act of 1934 		(Fee required)

	For the fiscal year ended December 31, 1996

   |  |    Transition report under Section 13 or 15(d) of the
Securities Exchange Act of 1934	   	(No Fee required)

	For the transition period from 			 to


	Commission file number 	1-1761


		CHIEF CONSOLIDATED MINING COMPANY

	(Name of Small Business Issuer in its Charter)

		Arizona			              	87-0122295

	  (State or Other Jurisdiction				(I.R.S.
Employer
	   of Incorporation or Organization)
Identification No.)

	500 Fifth Avenue, New York, New York			10110

	(Address of Principal Executive Offices)			(Zip
Code)

		(212) 354-4044
		(Issuer's Telephone Number, Including Area Code)

	Securities registered under Section 12(b) of the Exchange
Act:

						Name of Each Exchange
	Title of Each Class			on which Registered

	Common stock, $0.50 par value	NASDAQ Small-Cap Market

						Pacific Stock Exchange

	Securities registered under Section 12(g) of the Exchange
Act:
					  None
					(Title of Class)




	Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	         No

	Check if there is no disclosure of delinquent filers in
reponse to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of
registrant's knowledge in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-
KSB or any amendments to this Form 10-KSB.	X

	State issuer's revenues for its most recent fiscal year.
$116,010

	State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
$34,700,000 as of March 14, 1997.

	Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

ISSUERSINVOLVEDINTHEBANKRUPTCPROCEEDING
DURINGTHEPASTFIVEYEARS

	Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.

Yes    		    		No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

	Class					Outstanding at March 14, 1997

Common Stock $0.50 par value			5,988,109










DOCUMENTS INCORPORATED BY REFERENCE

	If the following documents are incorporated by reference; briefly describe them and identify the part of the Form 10-KSB (e.g., Part 1, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1990):


(3) Registrant's Amended Form S-4 (No. 1) Registration Statement under the Securities Act of 1933. Registered 372,515 shares of common stock issued in connection with merger of South Standard Mining Company into registrant's subsidiary, Chief Gold Mines, Inc. (See part 1-Item 1. "Description of Business-Merger of South Standard into Registrant.")
































PART I


Item 1.  Description of Business.

General.

	Registrant is a corporation formed under the laws of Arizona in 1909. Registrant's mining office is located at Eureka, Juab County, Utah 84628. In March, 1997, registrant moved its executive office in New York City to 500 Fifth Avenue, New York,
NY 10110. Registrant has a total of ten employees, seven of whom are employed in Utah and three in New York.

	Registrant is the owner of, or has a vested interest in, approximately 14,500 acres of patented mining ground in the Tintic Mining District, Juab and Utah Counties, Utah, and approximately 200 acres of unpatented mining claims in the same area. In addition, registrant, through a wholly owned subsidiary, is the owner of 2,554 acres of patented mining properties also located in the East Tintic Mining District. See "Item 2. Description of Property.-Ownership and Interests In Acreage and Location." for information concerning the composition and use of said properties. Registrant holds stock interests in other companies owning mining properties, all of which are consolidated or unconsolidated subsidiaries of registrant.

	In July, 1996, registrant transferred a substantial portion of its properties (including the Burgin Mine) to Tintic Utah
Metals LLC, a Colorado limited liability company ("Tintic Utah Metals") in exchange for a vested 50% membership interest in Tintic Utah Metals. The other members of Tintic Utah Metals are a wholly owned subsidiary of AKIKO Gold Resources Ltd.
("Akiko") and a wholly owned subsidiary of Korea Zinc Ltd.
("Korea Zinc"); these members are to provide initial cash capitalization under the terms of the Operating Agreement between the members. See "Operating Agreement." and "Tintic Utah
Metals LLC.", below. Beginning in 1994, and up to the time that registrant transferred the properties to Tintic Utah Metals, mine development work, including underground drilling and drifting, was conducted by registrant's employees, which then numbered fifteen in Utah, and in some instances by outside contractors. After the transfer of the properties by registrant to Tintic Utah Metals, Tintic Utah Metals hired its own employees to continue the drilling work. Tintic Utah Metals has also entered into an agreement with Thyssen Mining Construction of Canada, Ltd. ("Thyssen Mining") whereunder Thyssen Mining will conduct preliminary engineering design, budgeting and planning services. See "Tintic Utah Metals LLC-Agreement With Thyssen Mining", below and "Item 2. Description of Property- Current Underground Drilling Program at Burgin Mine."













Tintic Utah Metals LLC-Agreement With Thyssen Mining.

	Tintic Utah Metals entered into an agreement dated November 12, 1996 with Thyssen Mining that contemplates several phases of work by Thyssen. During the first phase, Thyssen Mining will conduct preliminary engineering design, budgeting and planning services for the New Burgin Mine shaft sinking, underground development and contract mining, with the view towards obtaining a bankable feasibility study. Under the first phase of the agreement, Thyssen will be reimbursed by Tintic Utah Metals for Thyssen's expenditures only if project financing is obtained as a result of Thyssen's feasibility work. The second phase of Thyssen's work under the agreement, if project financing is obtained, would involve the completion of all necessary construction and development work, including construction of the major additional production shaft and requisite dewatering to bring the New Burgin Mine into production. If the first two phases of the agreement were successful, the third phase would involve Thyssen's contracting with Tintic Utah Metals to operate the New Burgin Mine, sending Burgin ore production to Korea Zinc and/or other smelters for smelting, as provided in the Operating Agreement. Under the terms of the agreement with Thyssen, either Tintic Utah Metals or Thyssen may terminate the agreement upon notice to the other. Accordingly, while Thyssen has initiated its phase one activities under the agreement, Tintic Utah Metals is, with a view towards completion of a feasibility study, continuing exploration and development work on its own, hiring consultants and continuing its underground drilling program.
See "Item 2. Description of Property- Current Underground
Drilling Program at Burgin Mine." and "Item 6. Management's Discussion and Analysis or Plan of Operation.-PLAN OF OPERATION-Tintic Utah Metals."

Operating Agreement.

	The Operating Agreement, executed as of July 17, 1996, and amended as of March 11, 1997, encompasses the agreement reached between registrant, Akiko and Korea Zinc to use Tintic Utah
Metals LLC, a limited liability company ("Tintic Utah Metals") formed under the Colorado Limited Liability Company Act (the "Colorado Act") on July 29, 1996, as the vehicle for a joint venture project for the development of certain properties
contributed by registrant to Tintic Utah Metals.   Pursuant to
the terms of the Operating Agreement, registrant has transferred by mining deed to Tintic Utah Metals, the mining rights to approximately 8,500 acres of its patented mining property in the East Tintic Mining District of Utah, including the Burgin Mine, and approximately 200 acres of unpatented mining claims in the same vicinity. The Operating Agreement also provides that all the business and operations relating to the development and mining of the East Tintic Mining District properties so transferred to Tintic Utah Metals will be conducted by Tintic Utah Metals. Registrant has a vested 50% membership interest in Tintic Utah Metals. Akiko and Korea Zinc will own the other 50% membership interest, after a total of $6,000,000 of initial cash capital contributions has been paid to Tintic Utah Metals by Akiko and Korea Zinc ("Initial Cash Contributions"). Prior to the March
11, 1997 amendment to the Operating Agreement, the said
$6,000,000 of Initial Cash Contributions was to have been paid in over a period ending no later than August 31, 1998, at which time Akiko and Korea Zinc would each have been vested with a 25% membership interest. The March 11, 1997 amendment creates specified dates by which Akiko and Korea Zinc are to make installment payments on account of their Initial Capital Contributions in order to earn their vested membership interests, with certain percentage membership interests to vest upon the making of such payments. The amendment does not permit registrant's membership interest to go below 50%. In certain instances of nonpayment of installments of capital contribution, registrant's membership interest would increase above 50%. See "Capital Contributions.- Initial Capital Contributions.", below.

	Korea Zinc has already made $2,000,000 of its $3,000,000 share of Initial Cash Contributions, leaving $4,000,000 of Initial Cash Contributions remaining to be paid ($1,000,000 from Korea Zinc and $3,000,000 from Akiko). When Korea Zinc makes its remaining $1,000,000 contribution, scheduled for $500,000 on April 15, 1997 and $500,000 on July 15, 1997, Korea Zinc will become vested with a 25% membership interest in Tintic Utah Metals. See "Capital Contributions.- Initial Capital Contributions.", below: for the dates by which Akiko and Korea Zinc are required to make their Initial Cash Contributions; the circumstances under which Akiko loses its right to a full 25% vested membership interest; and, the circumstances under which Korea Zinc can increase its vested membership interest above 25%. If Korea Zinc does not timely make its remaining $1,000,000 Initial Cash Contribution and Akiko does not make any of its $1,000,000 Initial Cash Contribution installments, Akiko and Korea Zinc shall be deemed to have resigned as members of Tintic Utah Metals and full title to the East Tintic Mining District properties, including the Burgin Mine, contributed by registrant to Tintic Utah Metals shall revert to registrant, with no obligation upon registrant to repay any Initial Cash Contributions previously paid to Tintic Utah Metals by Korea Zinc. A reverter deed formally returning legal title to the properties to registrant is being held in escrow for that purpose. Once Korea Zinc does make the remaining $1,000,000 installment payment of its Initial Cash Contributions, it becomes vested in a 25% membership interest in Tintic Utah Metals, and thus has a vested interest in the underlying East Tintic Mining District properties that are owned by Tintic Utah Metals.

	After Korea Zinc and Akiko have contributed the entire $6,000,000 Initial Cash Contributions to Tintic Utah Metals, additional cash contributions by all three members of Tintic Utah Metals shall be made based upon their respective membership percentage interests in Tintic Utah Metals. Based upon the membership percentages that will be in effect, assuming that a total of $6,000,000 of Initial Cash Contributions has been paid by Korea Zinc and Akiko, registrant's share of such additional cash contributions will be 50%. However, under certain circumstances, the percentage of a member's interest could change. See "Capital Contributions.", below. The exact amount of these additional cash contributions will depend upon the program and budgetary requirements of Tintic Utah Metals as approved by the members.

	The primary goal of Tintic Utah Metals is to bring the Burgin Mine back into production. Under the terms of a March 11, 1994 agreement between registrant and Akiko that was superceded by the Operating Agreement, registrant was required to initiate spending of funds on developmental work and other costs and expenses relating to the Burgin Mine out of the $2,000,000 proceeds received by registrant from its sale of 500,000 shares of registrant's common stock in a private placement to Akiko. Registrant was also required to spend another $2,000,000 on development work out of the $2,000,000 proceeds received by registrant from its sale of an additional 500,000 shares of registrant's common stock in a private placement to Korea Zinc. Accordingly, in August, 1994, registrant began shaft rehabilitation and in January, 1995, registrant initiated an underground drilling program in the west end of the Burgin Mine, together with additional drifting and the construction of five new underground drill stations. The drilling program was designed to confirm previously delineated reserves and to increase the Burgin Mine's ore reserves in several peripheral areas of the known Burgin orebody. Registrant completed its above described expenditures of the $4,000,000 received from the stock sales. See Item 2. Description of Property.- Current Underground Drilling Program at the Burgin Mine."

	The Operating Agreement contains a comprehensive agreement between the registrant, Akiko and Korea Zinc that governs the management and operation of the properties owned by Tintic Utah Metals and each of the parties rights and obligations as to each other. The following briefly summarizes some of the important aspects of the Operating Agreement:



	Capital Contributions.

	Initial Capital Contributions:   Registrant's initial
capital contribution to Tintic Utah Metals is registrant's East Tintic Mining District properties, including the Burgin Mine, and all equipment and other mining property and assets and all information and data relating to same. Akiko's and Korea Zinc's initial capital contribution to Tintic Utah Metals is to be $3,000,000 each in cash payable in installments. Korea Zinc has paid $2,000,000 to date, leaving $1,000,000 remaining to be paid. As amended, the Operating Agreement provides that Korea Zinc shall pay the remaining $1,000,000 of its Initial Cash Contribution in two equal installments: $500,000 on April 15, 1997 and $500,000 on July 15, 1997 (said latter date can be extended up to 30 days upon agreement of all the members). Korea Zinc will earn a vested 25% membership interest in Tintic Utah Metals when it pays in that $1,000,000, bringing its total
Initial Cash Contribution up to $3,000,000.   Akiko is to make
its Initial Cash Contribution of $3,000,000 in three equal installments of $1,000,000 each on or before August 15, 1997, February 1, 1998 and July 1, 1998. Each time Akiko timely makes a $1,000,000 Initial Cash Contribution installment payment, it will become vested with a 8-1/3% membership interest in Tintic Utah Metals.

		 If Korea Zinc does not complete payment of the remaining $1,000,000 of its Initial Cash Contribution, it will receive no vested membership interest in Tintic Utah Metals. See "Operating Agreement", above. Once Korea Zinc has made the additional $1,000,000 payment to Tintic Utah Metals, and thus earned a 25% vested interest in Tintic Utah Metals, it shall also have the right to acquire an additional 8-1/3% vested interest in Tintic Utah Metals if Akiko defaults in making a $1,000,000 installment payment of Akiko's Initial Cash Contribution obligation and Korea Zinc elects to itself make that $1,000,000 payment to Tintic Utah Metals. However, at any point that Akiko defaults in making a $1,000,000 installment payment and Korea Zinc does not elect to make that installment payment itself, Korea Zinc cannot elect to make a payment with respect to a subsequent installment upon which Akiko has also defaulted. To the extent that Korea Zinc has so elected to make $1,000,000 installment payments when Akiko has defaulted, Korea Zinc's vested membership interest will be increased by 8-1/3%, so that if Akiko defaults in making all three of its installment payments and Korea Zinc pays an additional $3,000,000 to Tintic Utah Metals ($6,000,000 in all), Korea Zinc would have a vested membership interest in Tintic Utah Metals of 50% and Akiko would be deemed to have resigned as a member without any vested interest. To the extent that Korea Zinc has not elected to pay a $1,000,000 installment with respect to which Akiko is in default, the 8-1/3% membership interest applicable to that installment will vest in registrant. Thus, if Korea Zinc has paid the remaining $1,000,000 portion of its own Initial Cash Contribution and Akiko is in default in payment of Akiko's $1,000,000 Initial Cash Contribution Installment due August 15, 1997, but Korea Zinc does not elect to pay the $1,000,000 to Tintic Utah Metals with respect to Akiko's unpaid installment, the vesting of membership interests in Tintic Utah Mining would be fixed at that time, with: registrant being vested with a 75% interest; Korea Zinc being vested with a 25% interest (having paid in full its own $3,000,000 Initial Cash Contribution); and Akiko would be deemed to have resigned as a member without any vested interest. As indicated above, it is possible that Korea Zinc can end up with more than a 25% vested membership interest in Tintic Utah Metals, while Akiko could have less than a 25% vested interest, but under no circumstances can Korea Zinc and Akiko together have more than a 50% vested membership interest in Tintic Utah Metals.

	Later Capital Contributions: After the $6,000,000 Initial Cash Contributions have been paid into capital by Korea Zinc and Akiko, the members, including registrant, will be obligated to make additional contributions to fund approved programs and budgets in proportion to the members' respective percentage interests in Tintic Utah Metals. The failure of a member to meet its contribution requirement could result in the dilution of that member's percentage interest or its elimination as a member of Tintic Utah Metals.

	Management Of Tintic Utah Metals.

	The management of Tintic Utah Metals will be conducted by the members through a management committee, with each member having its representatives on the committee. Each member will designate one of its representatives on the committee to vote on matters coming before the committee, which vote shall be in proportion to the member's respective membership percentage interest. Unless the Operating Agreement specifically provides for a unanimous vote, the affirmative vote of the members holding a majority of the members' percentage interests shall determine the decisions of the management committee. A majority vote to approve a program and budget is needed, but the approval of a program and budget for major mining development requires the unanimous affirmative vote of the members.

	The Operating Agreement will provide that the members shall unanimously select an operations director who shall have the delegated power to manage, direct and control operations of Tintic Utah Metals in accordance with programs and budgets approved by the members' management committee and implement the decisions of the members. The operations director shall be on the management committee, but shall not have any vote.

	Programs And Budgets.

	The operations of Tintic Utah Metals shall be conducted, expenses shall be incurred, and assets shall be acquired only pursuant to approved programs and budgets. The members, through the vote of the management committee, shall vote on proposed programs and budgets. Funds contributed by Akiko and Korea Zinc during the initial contribution phase will be used in accordance with approved programs and budgets for operations appropriate to produce adequate information for the completion of a feasibility study. The purpose of such a feasibility study will be to assist the members in deciding whether to bring the Burgin Mine into production and, if a decision to produce is unanimously made by the members, to provide the basis for a program of development, including mine rehabilitation and construction. If a production program is approved by the members, the operations director will attempt to arrange project financing for that production program, which financing may be secured by Tintic Utah Metals's interest in its properties and other assets. Tintic Utah Metals may retain consultants and other mining specialists in connection with the various phases of its operations. See "Tintic Utah Metals LLC-Agreement With Thyssen Mining.", above.

	Tax Implications of Tintic Utah Metals.

	It is the intention of the members that Tintic Utah Metals be treated as a partnership under the Internal Revenue Code of 1986, as amended. Accordingly, registrant will include its proportionate share of taxable income or loss from Tintic Utah Metals in registrant's corporate income tax return. A member's percentage interest in Tintic Utah Metals will determine the member`s proportionate share of income or loss, except the Operating Agreement will provide that each member will be allocated expense deductions emanating from the property such member has contributed to Tintic Utah Metals. Thus, Akiko and Korea Zinc will each be allocated the tax deductions that arise from their respective Initial Cash Contributions and registrant will be allocated the tax deductions that arise from its contribution of East Tintic Mining properties, such as cost depletion, depreciation on equipment, and development costs.





	Distributions By Tintic Utah Metals.


	Distributions of cash or property by Tintic Utah Metals will be made to the members on a pro-rata basis in proportion to their percentage interests on the date of distribution. The Operating Agreement contains provisions that define the members rights to receive such distributions.

	Right of First Refusal.

	If a member desires to sell its interest in Tintic Utah Metals to a third party, the Operating Agreement provides the mechanics under which the other members have the prior right to purchase the selling member's interest on the same terms as offered by the third party.

	Registrant's Contribution Of Additional Property.

	Registrant's wholly owned subsidiary, Chief Gold Mines, Inc., is the owner of 2,554 acres of property in the East Tintic Mining District that was acquired as a result of a merger transaction with South Standard Mining Company ("South
Standard") that was consummated in June, 1996. See "Merger Of South Standard Into Registrant.", below. The parties to the Operating Agreement have discussed the possibility of a future transfer by registrant's subsidiary to Tintic Utah Metals of the property that was acquired as a result of the South Standard merger, such transfer to be an additional capital contribution by registrant to Tintic Utah Metals, and any such transfer to be subject to Tintic Utah Metals reimbursing registrant for certain costs relating to the merger and work performed by registrant on those properties.

	Projected Costs And Time Involving The Burgin Mine.

	If the development work and other aspects of the New Burgin Mine are successfully completed by Tintic Utah Metals and a production budget is agreed upon by the members and adequate financing obtained, registrant estimates that it would be a minimum of two years before the New Burgin Mine would be in full production. Limited production from the New Burgin Mine could result prior to that date if economic ore can be mined above the water table. Registrant believes that some revenues can also be realized earlier by Tintic Utah Metals from other areas of Tintic Utah Metals's properties, such as the Trixie Mine if it is transferred to Tintic Utah Metals. See "Registrant's
Contribution Of Additional Property.", above. Based upon current costs, it is estimated that approximately $30 to $40 million of additional financing will be required to bring the New Burgin Mine into full operation. See "Item 6. Management's Discussion And Analysis Or Plan Of Operation.- PLAN OF OPERATION-Tintic Utah Metals." for information concerning the current value of proven and probable ore reserves of the New Burgin Mine.


 Merger of South Standard Into Registrant.

	Pursuant to the terms of an Agreement and Plan of Merger dated as of September 20, 1995 (the "Merger Agreement"), South Standard was merged with and into Chief Gold Mines, Inc., a wholly owned subsidiary of registrant, effective June 28, 1996 after the shareholders of South Standard had approved the merger on June 21, 1996. Approval of the merger by shareholders of registrant was not required under Arizona law.


	As a result of the merger, all of South Standard's assets, subject to its liabilities, were transferred to registrant's wholly owned subsidiary. In exchange, each shareholder of South Standard received 0.3 share of registrant's common stock for each share of South Standard held by the shareholder. Registrant's 372,515 shares to be issued pursuant to the merger terms were registered with the U.S. Securities and Exchange Commission under a registration statement that became effective May 8, 1996. Registrant hereby incorporates by reference registrant's Amended Form S-4 (No.1) Registration Statement under the Securities Act of 1933 filed with the Securities and Exchange Commission.

	South Standard had outstanding 1,241,717 shares of common stock which resulted in a 6.9% increase of the number of registrant's outstanding shares at the time the merger was approved by South Standard shareholders. No shareholders of South Standard exercised the right to dissent from the merger that was available to them under Utah law. The market value for the 372,515 shares of registrant's common stock issued to the South Standard shareholders as a result of the merger was approximately $3.4 million on June 21, 1996.

	See "Item 2. Description Of Property- Property Received From South Standard As Result Of Merger." for information concerning South Standard's mining properties received by registrant's subsidiary as a result of the merger, and which property may, under certain circumstances, be contributed by registrant to Tintic Utah Metals. See "Operating Agreement-Registrant's Contribution Of Additional Property", above.

Main Tintic Mining District  Project.

	The area known as registrant's Main Tintic Mining District consists of approximately 6,000 acres owned by registrant. See "Item 2. Description of Property- Main Tintic Mining District." Over the past two years, registrant successfully rehabilitated the Chief No. 2 shaft and certain drifts which had previously been used to mine the Plutus orebody; the renovation was completed in October, 1996. In February, 1997, as part of an underground exploratory drilling program, a successful link-up of four separate mine shafts located on registrant's Main Tintic Mining District properties was accomplished by registrant by means of opening old drifts from one of those mines, the Plutus Mine. As a result, registrant has gained access via the Chief
No. 2 shaft to the Plutus Mine, the Eagle Mine, the Gemini Mine and the Chief Consolidated Mine.

	Prior production of metals by registrant from the four mines that had been operated by registrant during the period 1909 to 1957 was 3.7 million tons of ore producing: 210,952 ounces of gold; 58,395,275 ounces of silver; 455,823,630 pounds of lead; 166,711,652 pounds of zinc; and 12,626,186 pounds of copper. Production from those mines was stopped in 1957 due to then existing economic conditions. See "Item 6. Management's
Discussion And Analysis Or Plan Of Operation.- PLAN OF OPERATION -Main Tintic Mining District Project." for assay results of recent underground drilling and registrant's plan for the project.







Item 2.  Description of Property.

Ownership and Interests In Acreage and Location.


	Registrant is the owner of, or has a vested interest in, approximately 14,500 acres of patented mining ground in the Tintic Mining District, Juab and Utah Counties, and approximately 200 acres of unpatented mining claims in the same area. In addition, registrant, through a wholly owned subsidiary, is the owner of 2,554 acres of patented mining properties also located in the East Tintic Mining District. Title to patented mining ground is vested in the owner thereof; unpatented mining claims are possessory rights to land owned by the U.S. Government and are subject to annual rental payments and other conditions as to validity. The location of these properties and the nature of registrant's ownership and interests is as follows:
	East Tintic Mining District. Consists of approximately 8,500 acres of patented ground and 200 acres of unpatented mining claims. Pursuant to the terms of an Operating Agreement ("Operating Agreement") between registrant, Korea Zinc and
Akiko dated as of July 17, 1996, Tintic Utah Metals LLC ("Tintic Utah"), a Colorado limited liability company, was formed and registrant transferred ownership of the aforesaid 8,500 acres of patented ground and 200 acres of unpatented mining claims to Tintic Utah Metals. Registrant owns a 50% vested membership interest in Tintic Utah Metals, which percentage interest could increase depending upon the amount of Initial Cash Contributions payments made to Tintic Utah Metals by registrant's co-members, Korea Zinc and Akiko. See "Item 1. Description of Business.- Operating Agreement." for a description of the Operating Agreement, the formation of Tintic Utah Metals, the amounts of Initial Cash Contributions to be made by Akiko and Korea Zinc and the conditions upon which registrant's vested interest in Tintic Utah Metals could increase above 50%.

		 Included within the East Tintic Mining District properties transferred by registrant to Tintic Utah Metals, is the Burgin Mine that was operated by Kennecott Corporation ("Kennecott"), from 1966 to 1978, as part of property that Kennecott had leased from registrant and other co-lessors, and a concentrating mill and various other buildings and support facilities that were built by Kennecott on the property that was then leased by Kennecott. See "Leasing History of Burgin Mine.", below, and "Item 1. Description of Business.-Operating Agreement." for information on Burgin Mine and registrant's vested interest in Tintic Utah Metals.

	Main Tintic Mining District. Consists of approximately 6,000 acres of patented mining ground owned by registrant and is not a part of the Operating Agreement or Tintic Utah Metals.. This acreage in the Main Tintic Mining District includes several sites targeted by registrant for future exploration and development. Included is the Plutus Mine property upon which registrant initiated exploratory drilling in 1996. See "Item 1. Description of Business.-Main Tintic Mining District Project." and "Item 6. Management's Discussion and Analysis or Plan of Operation-PLAN OF OPERATION- Registrant's Main Tintic Mining District Project."






Leasing History of Burgin Mine.

	In 1956, registrant and South Standard Mining Company ("South Standard"), together with three other co-lessors who were subsequently acquired by either South Standard or registrant, had leased approximately 10,000 acres in the East Tintic Mining District to Kennecott under a Unit Lease Agreement
("Unit Lease").    In 1983, Kennecott sold its interest in the
Unit Lease to Sunshine Mining Company ("Sunshine").

	Registrant contributed 4,733 acres to the Unit Lease properties in 1956, and in 1978, 1,387 acres owned by registrant that comprised a part of the properties under the Unit Lease were removed by amendment and returned to registrant. That latter acreage included underground mining rights to the Burgin Mine. South Standard, as part of the amendment to the Unit Lease, retained a royalty interest in future production from the Burgin Mine that had been so returned to registrant. South Standard's Trixie Mine properties were contributed by South Standard to the Unit Lease properties in 1956 and continued to remain subject to the Unit Lease after Kennecott sold its interest in the Unit Lease to Sunshine in 1983, as referred to above.

	Registrant had separately entered into a lease agreement with Sunshine covering underground mining rights to the Burgin Mine in 1980. Sunshine thus became the lessee of the remaining properties under the Unit Lease (to which registrant and South Standard had been lessors) and of the Burgin Mine properties (to which registrant had been lessor). In 1992, as part of an agreement with Sunshine, (i) the Unit Lease was canceled, with registrant and South Standard each receiving back their respective properties that had been under the Unit Lease, and
(ii) the Burgin Mine lease was canceled and the Burgin Mine properties were returned to registrant free of any lease. In 1996, South Standard was merged into a wholly owned subsidiary of registrant, so that all the property that had been leased to Kennecott under the Unit Lease was owned by registrant and its subsidiary immediately after the merger. See "Item 1. Description of Business.-Merger of South Standard Into Registrant's Subsidiary."

	 All of registrant's property that was subject to the Unit Lease when the lease was in existence, including the Burgin Mine, together with certain other properties owned by registrant, have been transferred by registrant to Tintic Utah Metals in return for which registrant has received a 50% vested membership interest in Tintic Utah Metals under the terms of the Operating Agreement. The property that had been owned by South Standard and that was acquired by registrant's subsidiary as a result of the merger of South Standard may also be transferred to Tintic Utah in the future. See "Item 1. Description of Business.- Operating Agreement." and "East Tintic Mining District.", above.

Production From Burgin Mine While Under Lease To Kennecott.

	Kennecott mined 1,870,218 tons of ore from the Burgin Mine orebody under the Unit Lease over a twelve year period which produced: 10,929,978 ounces of silver; 338,127,751 pounds of lead and 349,209,284 pounds of zinc. Kennecott, during that period, never reported Burgin ore reserve figures to registrant.





Proven And Probable Ore Reserves At The Burgin Mine.

	As indicated above, Sunshine acquired the underground mining rights to the Burgin Mine in 1980. As lessee of the Burgin Mine, Sunshine conducted extensive surface and underground drilling programs and computed the property's proven and probable ore reserves. Sunshine had access to the proven and probable ore reserves by means of the Burgin Mine's Apex Number 2 shaft. The shaft, together with the connecting drifts and drill stations, had been rehabilitated by Sunshine at a cost of approximately $6 million. After the Burgin Mine was returned to registrant in
1992, registrant continued to have access to the reserves through the Apex Number 2 shaft, and the shaft was utilized by registrant in its underground drilling program, up to the time registrant transferred the Burgin Mine properties to Tintic Utah Metals in
July 1996 under the terms of the Operating Agreement. See "Item
1. Description of Business.- Operating Agreement." After the property was transferred to Tintic Utah Metals, the underground drilling program was continued by Tintic Utah Metals and independent consultants were hired to calculate the ore reserves based on the results of the drilling programs, who substantiated the earlier Sunshine ore reserve estimates, with essentially the same grades. Tintic Utah Metals's consultants, as shown in the chart below, have currently estimated a total of 1,075,000 million tons of proven and probable ore reserves. In addition, because of extensive drilling results and the fact that the
Burgin Mine deposit was mined for many years by Kennecott, there is a high degree of confidence by Tintic Utah Metals that
inferred or possible resources currently estimated at 407,000
additional tons will probably be realized.   Tintic Utah Metals
is continuing its underground drilling to the north and south of the main Burgin orebody in an effort to prove-up the likely extension of the mineralized ore zone in both directions. Tintic Utah Metals anticipates that the underground drilling program
will be completed in the third quarter of 1997.   See "Item 6.
Management's Discussion and Analysis or Plan of Operation.-PLAN
OF OPERATION- Tintic Utah Metals."

	Proven and probable ore reserves, to date, of the New Burgin orebody, as determined by Tintic Utah Metals's independent consultants, are estimated as follows:

                                              Contained
Contained      Contained       Contained
				Tons of	Ounces of      Pounds of
Pounds of
				   Ore	              Silver
Lead       	   Zinc

Proven and Probable Reserves 1,075,000          17,726,750
452,360,000   143,405,000


	Possible resources of the New Burgin orebody, as estimated by Tintic Utah Metals are:

                                                     Contained
Contained      Contained       Contained
Tons of	        Ounces of      Pounds
of              Pounds of
Ore	            Silver
Lead       	    Zinc

(1)407,000 6,146,576
130,177,
14842,
521,269

Sources tonnage exists where there is strong logic evidence of the existence of additional ore reserves of a well known deposit, such as, in the case of the Burgin Mine, the past history of mining by Kennecott. See "Production From
Burgin Mine While Under Lease To Kennecott.", above. Additional ongoing drilling results are expected to provide additional data based upon which the possible resources may be upgraded to the proven and/or probable categories.


Current Underground Drilling Program At Burgin Mine.

	As indicated above, registrant's lease with Sunshine was terminated in 1992 and the Burgin Mine was returned to registrant as of January 1, 1993. Registrant then began its efforts to seek a joint venture partner, culminating in the Operating Agreement dated July 17, 1996 with Korea Zinc and Akiko and the transfer by registrant of its East Tintic Mining District properties, including the Burgin Mine, to Tintic Utah Metals. See "Item 1. Description of Business.-Operating Agreement." Prior to the transfer of its properties to Tintic Utah Metals, registrant had, in January, 1995, initiated an underground drilling program in the west end of the Burgin Mine, together with additional drifting and the construction of five new underground drill stations. The drilling program was designed to confirm Sunshine's 1989 estimate of 1,032,173 tons of proven and probable ore reserves, and to increase the New Burgin Mine's proven and probable ore reserves by enlarging previously delineated reserves in several areas around the perimeter of the Burgin orebody. After the Burgin Mine property was transferred to Tintic Utah Metals in July, 1996, the drilling program was continued by
Tintic Utah Metals.   As of the end of February, 1997,  a total
of forty-one drill holes had been completed with assays indicating high grade mineralization intercepts in approximately one-half of these drillholes. Following are drillhole assays per ton for several of the more significant drillholes:

		104 ft. intercept assaying at 21 ounces of silver, 640 pounds of lead and 80 pounds of zinc, including an 8 ft. segment assaying at 58 ounces of silver and 960 pounds of lead;

		 55 ft. intercept assaying at 10 ounces of silver, 640 pounds of lead and 220 pounds of zinc, including a 17 ft. segment assaying at 16 ounces of silver and 660 pounds of lead;

		 24 ft. intercept assaying at 48.4 ounces of silver, 260 pounds of lead and 130 pounds of zinc, including a 14 ft.
segment assaying at 74.7 ounces of silver, 336 pounds of lead and 180 pounds of zinc;

                        96 ft. intercept assaying at 7.4 ounces
of silver, 156 pounds of lead and 68 pounds of zinc, including a 21 ft. segment assaying at 15.5 ounces of silver, 306 pounds of lead and 72 pounds of zinc;

		 92 ft. intercept assaying at 18.8 ounces of silver, 376 pounds of lead and 133 pounds of zinc, including an 11 ft.
segment assaying at 90 ounces of silver, 843 pounds of lead and 98 pounds of zinc;

		152.5 ft. intercept assaying at 17.2 ounces of silver and 218 pounds of lead, including an 8.3 ft. segment assaying at 84 ounces of silver and 774 pounds of lead.


Physical Condition Of The Burgin Mine.

	While Kennecott was lessee of the Burgin Mine, it had expended significant monies for capital improvements at the Burgin Mine, such as the building of a concentrating mill, three headframes and hoists, three mine shafts and underground workings, including the Apex number 2 shaft. When Sunshine succeeded Kennecott as lessee of the Burgin Mine, Sunshine expended funds in the further development of the Burgin Mine. As a result of the termination in 1992 of registrant's Burgin Lease with Sunshine and the Unit Lease, all of the assets and improvements built by Kennecott and Sunshine at the Burgin Mine, became the property of registrant, with registrant also receiving certain real property, equipment and other personal property from Sunshine. Registrant estimates that the cost of renovating the concentrating mill would be approximately $3.5 million, but that if the owner of the Burgin Mine had to completely build a similar facility, the replacement cost would be in excess of $30 million. See "Leasing History of Burgin Mine.", above.

	Ownership of the capital improvements was transferred to Tintic Utah Metals by registrant in July, 1996 as part of the transfer by registrant of its East Tintic mining properties under the terms of the Operating Agreement. See "Ownership and Interests In Acreage and Location-East Tintic Mining District.", above. The capital improvements continue to be used by Tintic Utah Metals in the New Burgin Mine underground reserve expansion drilling program.

	  Rehabilitation of the operating shafts of the New Burgin Mine has been in progress since the beginning of 1995, with registrant expending funds for that purpose in addition to the underground drilling program. Tintic Utah Metals has benefitted from the use of the rehabilitated Apex Number 2 shaft which provides access to the underground drilling platforms. Rehabilitation of the concentrator and additional improvements to the property will be provided for under a budget of Tintic Utah Metals. See Item 1. "Description of Business.-Operating Agreement- Programs And Budgets."


Registrant's Properties After Property Transfer To Tintic Utah
Metals.

	The signing of the Operating Agreement and the transfer by registrant of title to its East Tintic mining properties, including the Burgin Mine, to Tintic Utah Metals did not affect registrant's continuing ownership of its Main Tintic Mining
District properties. See "Ownership and Interests In Acreage and Location- Main Tintic Mining District.", above.

Property Received From South Standard By Registrant's Subsidiary.

	South Standard was merged with and into Chief Gold Mines, Inc., a wholly owned subsidiary of registrant, effective June 28, 1996. See "Item 1. Description of Business- Merger of South Standard Into Registrant." As a result of the merger, all of South Standard's assets, subject to its liabilities, were transferred to registrant's subsidiary. The principal asset received from South Standard as a result of the merger is 2,554 acres of patented mining properties, including the Trixie Mine, in the East Tintic Mining District contiguous with the Burgin Mine.


See "Leasing History Of Burgin Mine.", above, for information concerning South Standard's participation with registrant as lessors in the Unit Lease to Kennecott, and subsequently with Sunshine, until the Unit Lease was terminated in 1992. The 2,554 acres may be transferred by registrant to Tintic Utah Metals as part of registrant's capital contribution, subject to certain conditions. See "Item 1. Description of Business- Registrant's Contribution Of Additional Property."

	The Trixie Mine, now owned by registrant's subsidiary, had been South Standard's principal mining asset. As previously reported by South Standard, since production started from the Trixie Mine in 1969 and through 1992, 713,478 tons of ore had been mined containing an average per ton grade of 0.21 ounces of gold per ton and 6.55 ounces of silver, for a total of 150,048 ounces of gold and 4,670,289 ounces of silver. There has been no production of ore from the Trixie Mine since 1992, the year that the Unit Lease was terminated.

Item 3.  Legal Proceedings.
	  None

Item 4.  Submission of Matters to a Vote of Security Holders.

	A Special Meeting in Lieu of Annual Meeting of registrant's shareholders was held on December 10, 1996. The proposals voted upon at the meeting and the results of such voting were as follows:

(1)  	Election of directors to serve for the ensuing year and
until their successors are duly elected and qualified.
Management's slate of Directors was elected at the meeting:

Management's Slate
of Directors Elected:		Votes Cast	Votes Withheld-
Name of Directors		    For*		    Individuals
	Broker Non-Votes

Leonard Weitz			4,861,680	       46,402
	320,563
James Callery			4,856,922	       51,160
	320,563
Paul Hines			4,859,680	       53,402
	320,563
Edward R. Schwartz		4,859,680	       53,402
	320,563
Victor V. Tchelistcheff	4,854,680	       53,402
	320,563

(*Cumulative voting for Directors)

(2) Proposal to approve nonqualified stock options granted to the directors and officers of the Company was approved by the shareholders at the meeting:

		Votes Cast	Votes		Abstentions	Brokers
		       For	Against	Individuals	Non-Votes

		4,598,440	126,142	        -		589,813

The affirmative vote of the holders of 3,014,603 shares, representing a majority of the shares entitled to vote at the meeting , was required in proposal 2.



(3) Proposal to approve the selection of the firm of Arthur Andersen LLP as independent public accountants for registrant for 1996. Proposal (3) was approved by shareholders at the meeting:
		Votes Cast	  Votes	           Abstentions
Brokers
		       For	Against	Individuals	 Non-Votes

		4,856,604	 9,413		        -		  245,526

	The affirmative vote of the majority of shares represented at the meeting was required to approve Proposal 3.


PART II

Item 5.  Market for Common Equity and Related Shareholder
Matters.

	The principal markets on which registrant's shares of common stock are traded are the NASDAQ Small-Cap Market under the symbol
CFCM and the Pacific Stock Exchange under symbol CFC.

	High and low sales prices of registrant's common stock on the Pacific Stock Exchange for each quarterly period during the past two years are as follows:

1996 Market Price				High		Low

First Quarter.........................................	13-1/2
	10-3/8
Second Quarter....................................	11-1/4
	 8
Third Quarter.......................................	 8-7/8
	 6-1/8
Fourth Quarter.....................................	 9-1/2
	 6

1995 Market Price				High		Low

First Quarter.....................................		9-1/4
		4-3/4
Second Quarter.................................		8
	7
Third Quarter....................................		8-1/8
	6-3/4
Fourth Quarter..................................	          11-
3/8		7

	Approximate number of holders of record of registrant's common stock as of March 14, 1997 - 2,100.

	No cash dividends were declared during the years 1996 and 1995.





Item 6. Management's Discussion And Analysis Or Plan Of
Operation.

(a)    PLAN OF OPERATION.

Registrant had no revenues from mining operations during the year 1996 or during the period January 1, 1997 to March 14, 1997. Registrant's total revenues in 1996 consisted of $ 116,010 of revenues from real estate sales, interest and miscellaneous sources.
Registrant's total revenues of $290,471 in 1995 consisted of $194,389 in sales of fluxing materials to smelters and $96,082 of revenues from real estate sales, interest and miscellaneous sources.

Registrant's net loss for 1996 was $1,518,093 as compared to a
net loss of $1,294,594             for 1995.  The increase of
$223,499 in the loss for 1996 as compared to 1995 was primarily due to costs and other charges associated with the merger of South Standard Mining Company into a wholly owned subsidiary of registrant, as well as increased exploration costs in 1996.


Tintic Utah Metals


	See "Item 1. Description of Business.- Operating Agreement." for a discussion of the principal provisions of the Operating Agreement pursuant to which Tintic Utah Metals was formed to effectuate the joint venture type arrangement between registrant, Korea Zinc and Akiko, with registrant contributing its East Tintic Mining District properties, including the Burgin Mine, in exchange for a 50% vested interest in Tintic Utah Metals. See "Item 2. Description of Property." for a description of: registrant's East Tintic Mining District properties that were transferred to Tintic Utah Metals; the leasing history of the Burgin Mine; ore production from the Burgin Mine while under lease to Kennecott; current ore reserves at the Burgin Mine, as estimated by Tintic Utah Metals; and, the current underground drilling program at the New Burgin Mine.

	The ongoing underground drilling program was commenced on the Burgin Mine properties in 1995 and was continued by Tintic Utah Metals after registrant transferred its East Tintic Mining District properties to Tintic Utah Metals in July, 1996. See "Item 2. Description of Property.-Current Underground Drilling Program At Burgin Mine." for additional information regarding the drilling program and drillhole assays per ton on several of the more significant drillholes. Registrant anticipates that Tintic Utah Metals will complete its underground drilling program during the third quarter of 1997. The next principal objective of Tintic Utah Metals will be to complete the engineering work which will be incorporated into a feasibility study. See "Item
1. Description of Business.- Tintic Utah Metals LLC- Agreement With Thyssen Mining." The feasibility study will be prepared for Tintic Utah Metals by an independent expert and will serve as the basis for Tintic Utah Metals seeking project financing. Once project financing is obtained, Thyssen Mining (if its agreement with Tintic Utah Metals is then still in effect) or another mining and engineering company would complete all necessary construction and development work, including construction of the major additional production shaft and requisite dewatering to bring the New Burgin Mine into production, followed by Thyssen Mining or another mining company contracting with Tintic Utah Metals to operate the New Burgin Mine, sending Burgin ore production to Korea Zinc and/or other smelters for smelting, as provided in the Operating Agreement. Based on current costs, it is estimated that $30 to $40 million of additional financing will be required to bring the New Burgin Mine into production.

	Funds to be used by Tintic Utah Metals for the foregoing purposes over the next twelve months will be derived from a portion of the Initial Cash Contributions remaining to be paid to Tintic Utah Metals by Akiko and Korea Zinc. See Item 1. "Description of Business.- Operating Agreement." Only a portion of the foregoing work can be accomplished over the next twelve months, the extent of which cannot be stated with certainty by registrant. Nor can registrant state with certainty that Tintic Utah Metals will be successful in obtaining a feasibility study that will result in its securing project financing.

	Expressed in terms of current metals prices, the total current value of Tintic Utah Metals's estimated proven and probable ore reserves that are set forth at "Item 2. Description of Property.- Proven And Probable Ore Reserves At The Burgin Mine." is $400,000,000, which latter amount is determined as follows:

                                                    Contained
Contained      Contained       Contained
				      Tons of	        Ounces of      Pounds
of       Pounds of							Ore
Silver              Lead              Zinc

Proven and Probable Reserves  1,075,000          17,726,750
452,360,000   143,405,000

Approximate Gross Dollar
Value at Current Prices
$92,000,000     $218,000,000   $90,000,000

	The above stated dollar values do not take into account additional values of the Burgin orebody that may be derived from the possible resources of an additional 407,000 tons of ore, if all or part of the possible resources ore tonnage is upgraded to proven and/or probable reserve categories as a result of additional underground drilling by Tintic Utah Metals. See "Item 2. Description of Property.- Proven And Probable Ore Reserves At The Burgin Mine."


Main Tintic Mining District Project.

	See "Item 1. Description of Business.-Main Tintic Mining District Project." and "Item 2. Description of Property- Main Tintic Mining District" for information concerning:
registrant's Main Tintic Mining District consisting of approximately 6,000 acres; the rehabilitation by registrant of the Chief No. 2 shaft and certain drifts completed in October, 1996; and, the link-up in February, 1997, of four separate mine shafts, with registrant gaining access via the Chief No. 2 shaft to the Plutus Mine, the Eagle Mine, the Gemini Mine and the Chief Consolidated Mine.

	A drilling program was started by registrant during the last quarter of 1996. A significant underground drillhole in the Chief Consolidated Mine in March, 1997, intersected a 30 foot wide intercept of high grade silver-lead mineralization which assayed at a per ton average of 28.1 ounces of silver and 504 pounds of lead. The full width of the drillhole discovery cannot yet be ascertained because the drill rods broke while they were in an area of the mineralization zone which contained the highest grade per ton mineralization of 42.5 ounces of silver and 930 pounds of lead. Registrant projects that the full width of this mineralized area will be more than 30 feet;
however, further drilling is required before any final conclusion can be drawn as to whether or not the area of the drillhole is an extension of the previously mined orebodies.


	In addition to the above drillhole results, random high-grade rock samples from each of the other three mines assayed as follows:

Plutus Mine: 122 ounces of silver; 504 pounds of lead;
50 pounds of zinc;    	and 0.03  ounces of gold.
		Eagle Mine:    47.4 ounces of silver; 0.20 ounces of
gold; and 106 pounds 						of lead.
		Gemini Mine: 18.7 ounces of silver; and 600 pounds of lead.

	The above rock sample results are of the highest grade assays and cannot be construed as being representative of average assays in the area, nor can any determination be made at this time by registrant as to whether continuations of any of the previously mined orebodies exist or if any of the four mines will prove economically viable to be reopened for commercial mining. However, given the above described drillhole result at the Chief Consolidated Mine and the significant rock sample grades in the other three mines, registrant will endeavor to undertake a full exploration and development program, focusing on possible extensions of all four previously mined orebodies in the four separate mines. In order to fund such a program, registrant will consider various sources for obtaining financing to fund its operations, through the private placement of its shares or otherwise, or, in the alternative, registrant will seek a joint venture partner. It is anticipated that Registrant's initial drilling and rock sampling program will be completed in April, 1997.


Item 7.  Financial Statements.

The Financial Statements of Registrant are filed pursuant to this item of the report. See index to Financial Statements.


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None











PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange  Act.

	The name and age of each of the registrant's directors and executive officers and the positions and offices with the registrant held by him are:

	Name of
	Registrant's
	Directors and			      Offices with		Term
During Which
	Executive Officers	   Age	       Registrant
Served in Office


	Leonard Weitz (1)	     67	      Director; President,
Director since 1967.
					      Chairman of the Board
						      	       and Chief
Executive Officer

	Edward R. Schwartz(1)    86	      Director; Secretary-
Director since 1974.
					      Treasurer


	James Callery(1)	      59	       Director
Director since 1980.


	 Paul  Hines(1)		      59	       Director
Director since 1994.

	Victor V. Tchelistcheff(1) 67	       Director
Director since
	   August, 1996

	(1)	Elected to serve as a director for the ensuing year and
until his successor is 			duly elected and qualified at
the meeting of shareholders held on December 		10, 1996.

The following is a brief account of the business experience during the past five years of each director and executive officer named above:

Leonard Weitz			Chairman and Chief Executive Officer of
registrant since 						1971; President from
1971 to December, 1993 and from
	August, 1996 to present.

Edward R. Schwartz  		Secretary and Treasurer of
registrant since 1979;
	independent consultant since prior to 1992.

James Callery			Engaged in management of oil and gas,
forestry, agriculture 					and other
investments since prior to 1992.

Paul Hines 			Financial and management consultant and
Managing 						Director of Westerly Partners,
financial and management
	consultants since 1993.  Managing Director of The
					Leadership Group, consultants to
management, from 1991 						to 1992.

Victor V. Tchelistcheff	President of VVT Consultants, performs
international 						management and cross
cultural communications services to
	clients in cement, minerals, construction and real estate
					development  fields since prior to 1992.
During 1993 and 						1994, also worked as
volunteer for International Executive
	Services Corps, a non-profit organization, as a Country
					Director in Moscow, Russia on matters
involving emerging 						market assistance
programs.

	Registrant is not aware of any person who, at any time during the year 1996 was a director, officer or beneficial owner of more than 10 percent of Registrant's common stock who failed to file on a timely basis, reports required by Section 16(a) during 1996 or prior years.


Item 10.  Executive Compensation.

	The following information is presented concerning the compensation of Leonard Weitz, President, Chairman and Chief
Executive Officer of registrant, for each of registrant's last three completed fiscal years.


SUMMARY COMPENSATION TABLE

Name and		     	Annual			Long-Term		All
Other
Principal		     	Compensation		Compensation
	Compensation
Position	  	Year	Salary			Awards-Options


Leonard Weitz	  	1996	$152,083(1)		         (2)
(President*,		1995	$125,000(1)
$50,000 (3)
Chairman and	   	1994    $125,000(1)
Chief Executive
Officer)
*President from
August 8, 1996
to present.

 (1) During each of the years 1994, 1995 and 1996, Leonard Weitz received annual base salary under the terms of an employment agreement dated January 4, 1988, which was to expire September 30, 1996. A new employment agreement was entered into between registrant and



Leonard Weitz, effective as of September 1, 1996. Under the terms of the new employment agreement, Leonard Weitz will be employed as Chairman, President and Chief Executive Officer of registrant for a five year period ending August 31, 2001. Under the new employment agreement, Leonard Weitz will receive an annual salary of $175,000 and such bonuses as the Board of Directors of registrant may determine.

(2) See "Options Grants During Fiscal Year Ended December 31, 1996" and "Option Exercises During Fiscal Year Ended December 31, 1996 and Option Values on December 31, 1996, " below, for information concerning nonqualified options to purchase 60,000 shares granted to Leonard Weitz by the Board of Directors of registrant on August 8, 1996 and approved by the shareholders on December 10, 1996.

(3) On September 20, 1995, the Board of Directors of registrant awarded a $50,000 bonus payment to Leonard Weitz on the condition that Korea Zinc Co., Ltd. consummate by September 30, 1995 its purchase of 500,000 shares of registrant's common stock. The Board also approved on September 20, 1995 a $50,000 three-year loan to Leonard Weitz, the loan to bear interest at the prime rate, adjustable quarterly. Said stock purchase was timely made by Korea Zinc Co., Ltd. See "Item 11. Security Ownership of Certain Beneficial Owners and Management". The award of the bonus and approval of the loan were made by the Board of Directors to Leonard Weitz based upon his indication to the Board of Directors that he intended to exercise his incentive stock option to purchase 40,000 shares of registrant's common stock by November 14, 1995. Leonard Weitz exercised the option on November 10, 1995 and purchased the 40,000 shares of registrant's common stock.


OPTION GRANTS DURING FISCAL YEAR ENDED DECEMBER 31, 1996

The information set forth below is being presented concerning the approval by the shareholders of registrant on December 10, 1996 of nonqualified stock options previously granted by the Board of Directors of registrant to Leonard Weitz, the grant of said stock options having been subject to approval by the shareholders. The following table contains, with respect to said options, the number of options so granted and approved, the percent the grant of options in 1996 represents to total options granted to employees during 1996, the per share exercise price of the options granted, and the expiration date of the options.

				% of Total Options	Exercise	Expiration
		Number of	Granted to		Price		Date
		Options	Employees in		Per		of
Name		Granted	Fiscal Year		Share		Option

Leonard Weitz	60,000(1)(2)	50%			$7.00(3)	8/8/2006

(1) Nonqualifed stock options granted by the Board of Directors on August 8, 1996 subject to approval by the shareholders and which approval was given on December 10, 1996.

(2) Leonard Weitz may exercise all or a part of the option as he continuously remains a director or officer, but in no event later than expiration date of option, except his personal representatives may exercise within twelve months from date of death.

(3) The exercise price was the market price of the common stock on the date of grant.
OPTION EXERCISES DURING FISCAL YEAR
ENDED DECEMBER 31, 1996 AND OPTION VALUES
ON DECEMBER 31, 1996

The following table contains, with respect to stock options held by Leonard Weitz, information as to option exercises during the year 1996, the aggregate dollar value realized upon exercise, the total number of unexercised options held on December 31, 1996 and the aggregate dollar value of the in-the-money, unexercised options held on December 31, 1996.


	                Shares			             Number of
Unexercised      Value of Unexercised
	    	  Acquired or	  Value	             Options at
in-the-money options at
Name	   	  Exercised	   Realized          December 31,
1996(1)        December 31, 1996(3)

Nonqualified:

Leonard Weitz      None  	     	   None
120,000(2)                            $280,000

(1)   All options held are fully exercisable.
(2)   Nonqualified stock options approved by shareholders.
(3)   Values are calculated by subtracting the exercise price
from the closing price of the     registrant's common stock on
NASDAQ on December 31, 1996.

Compensation of Directors

Leonard Weitz, Chairman of the Board and Chief Executive Officer of registrant, is employed through August 31, 2001 under an employment agreement dated September 1, 1996. See " Executive Compensation - Summary Compensation Table", above, for further details concerning Leonard Weitz's employment agreement.

Each director who is not an officer of registrant receives an annual fee of $5,000; no attendance fees are paid. Edward R. Schwartz, the Secretary-Treasurer of registrant, who is a director, does not receive a salary; he receives a $10,000 annual fee in lieu of salary. The Board of Directors of registrant has set a $750 fee per day for services performed by each outside director of registrant that are in addition to services regularly performed by him as a director.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

	(a) The following table shows as of March 14, 1997, stock
ownership of all 		      persons known to management, to be
beneficial owners of more than 5% of the common stock of the registrant.




	       Name and Address of		Amount of Nature of
	Percentage
	       Beneficial Owners		Beneficial Ownership
	of Class

	       KZ Utah, Inc.			500,000 shares
8.4%
	       ( a subsidiary of
	       Korea Zinc Co., Ltd.
	       142 Nonnyon-Dong,
	       Gangnam-Ku
	       Seoul, Korea)

	     No director exercised in 1996 any stock options held by him. At the meeting of shareholders of registrant held December
10, 1996, shareholders approved the issuance of nonqualified stock options to the directors of the Company. See "Item 4. Submission of Matters to a Vote of Security Holders" for the vote upon the option proposal. See "Item 10. Executive Compensation-Option Grants During the Fiscal Year Ended December 31, 1996" for information concerning the noqualified option granted to Leonard Weitz. See footnotes to "Item 11. Security Ownership of Certain Beneficial Owners and Management" for information concerning options held by directors. The Company has never issued any stock appreciation rights to its officers and directors.

(b)  The equity securities of the registrant beneficially owned
by all directors and 		       officers and by directors
and officers of the registrant as a group, as of March
14, 1997, are:


							    Amount and
							    Nature of
			  Name & Address		    Beneficial
	Percent
	Title of Class	  of Beneficial Owner		   Ownership*
	of Class

	Common Stock,
	$0.50 par value:  James Callery		    168,468(1)(2)
2.8%
			    RD #2, Box 2750
			    Charlotte, Vermont 05445

			     Paul Hines			     125,000(3)
	      2.0 %
			     12 Flying Cloud Rd.
			     Stamford, Connecticut 06902

			     Edward R. Schwartz	     165,100(4)(5)
2.7%
			     1165 Park Avenue
			     New York, New York 10128

			     Victor V. Tchelistcheff
50,200(6)	                  0.8%
			     384 De Soto Drive
			     New Smyrna Beach, Florida 32169

			     Leonard Weitz		      181,010(7)(8)
3.0%
			     11 Longview Lane
			     Chappaqua, New York 10514

			     Owned by all directors	     689,778(9)
	       10.6%
			      and officers as a group

	Preferred
	Stock, $0.50
	par value:	     None

* Each director has sole voting and investment power with respect to shares owned.

(1)  Does not include an aggregate of 10,500 shares owned by
James Callery's wife and         children, in which shares James
Callery disclaims any beneficial interest.

(2) Includes nonqualified stock options previously approved by shareholders of registrant to purchase 120,000 shares held by James Callery.

(3) Includes nonqualified stock options previously approved by shareholders of registrant to purchase 120,000 shares held by Paul Hines.

(4) Does not include 200 shares owned by Edward R. Schwartz's wife, in which shares Edward R. Schwartz disclaims any beneficial interest.

(5) Includes nonqualified stock options previously approved by shareholders of registrant to purchase 120,000 shares held by Edward R. Schwartz.

(6) Includes nonqualified stock options previously approved by shareholders of registrant to purchase 50,000 shares held by Victor V. Tchelistcheff.

(7) Does not include 18,000 shares owned by Leonard Weitz's wife, in which shares Leonard Weitz disclaims any beneficial interest.

(8) Includes 40,000 shares owned jointly with Leonard Weitz's wife and nonqualified stock options previously approved by shareholders of registrant to purchase 120,000 shares held by Leonard Weitz.

(9) Includes options to purchase an aggregate of 530,000 shares as referred to at Notes
(2), (3), (5), (6) and (8) above. Each of said options is exercisable by the optionee in whole or in part at any time until the expiration of the option.

Item 12.  Certain Relationships and Related Transactions.

	   Registrant retained Howard Weitz P.C. as general counsel during 1995 and 1996. Howard Weitz, Esq., the sole stockholder of Howard Weitz, P.C., is the brother of Leonard Weitz, the Chairman, President and Chief Executive Officer of Registrant. Registrant believes that the fees earned by Howard Weitz, P.C. during 1995 and 1996 were fair and reasonable in view of the level and extent of legal services rendered pertaining to the Tintic Utah Metals LLC joint venture and the merger with South Standard Mining Company. Legal fees earned by Howard Weitz, P.C. were $75,900 during the fiscal year ended December 31, 1995 and $96,600 during the year 1996. However, registrant was reimbursed $36,000 on August 28, 1996 by Tintic Utah Metals LLC for said services performed to the joint venture, thus reducing the 1996 fee to registrant to a net fee of $60,600.

Item 13.  Exhibits and Reports on Form 8-K.

	    (a)  Description of Exhibits  required to be filed by
Item 601 of Regulation S-B

	    (The numbers shown below next to each exhibit are keyed
to Exhibit Table of 	 	    Item 601 of Regulation S-B)

	    "(2)"	Not applicable

	    "(3)" 	Articles of Incorporation and By-Laws:

	    Registrant hereby incorporates by reference the Articles
of Incorporation and 	 	    By-Law previously filed with
the Commission.

	    "(4)"	Not applicable

	    "(9)"	Not applicable

	   "(10)"	Material Contracts:
	      A.	AKIKO Agreement - (i) Agreement (in form of a
Letter Agreement) dated 			March 11, 1994 between
registrant and AKIKO Gold Resources Ltd. 			Registrant
hereby incorporates by references said Letter Agreement with
		AKIKO dated March 11, 1994, copies of which were filed
with the 				Commission by registrant as part of its
1993 Form 10-KSB Report.

	     (ii)	Amendment to AKIKO Agreement in form of a letter
from registrant to 			AKIKO dated September 1, 1994.
Registrant hereby incorporates by 			reference said
letter dated September 1, 1994, copies of which were filed
	with the Commission by registrant as part of its 1994 Form
10-KSB 			Report.

	      B.	Operating Agreement of Tintic Utah Metals LLC
dated as of July 17, 1996 		by and among registrant, Akiko
Resources (Utah) Inc. and K Z Utah, 			Inc., a copy of
which is filed with this Report and marked as Exhibit "A".

	      C.	Amendment to Operating Agreement of Tintic Utah
Metals LLC dated as 			of March 11, 1997 by and among
registrant, Akiko Resources (Utah) Inc. 			and KZ
Utah, Inc., a copy of which is filed with this Report and marked
as 			Exhibit "B".

	      D.	Articles of Organization of Tintic Utah Metals
LLC, a copy of which is 			filed with this Report and
marked as Exhibit "C".

	      E. Agreement dated as of November 12, 1996 between
Tintic Utah Metals 		          	 LLC and Thyssen Mining
Construction of Canada. Ltd., a copy of which is 			filed
with this Report and marked as Exhibit "D".

		"(11)"  Not applicable.
		"(13)"  1996 Annual Report not yet furnished to
security holders as of 				filing date of this
Report.
		"(16)"  Not applicable
		"(18)"  Not applicable.
		"(21)"  Not applicable.
		"(22)"  Not applicable.
		"(23)"  Not applicable.
		"(24)"  Not applicable.
		"(27)"  Not applicable.
		"(28)"  Not applicable.
		"(99)"  Not applicable.
(B)		Reports filed on Form 8-K:
		None




























SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



			Chief Consolidated Mining Company
(Registrant)



By /s/ Leonard Weitz

					(Signature and Title)
					  Leonard Weitz
		Chairman of the Board of Directors, President and Chief
Executive Officer

Date					March 28, 1997

	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By /s/ Edward R. Schwartz

					(Signature and Title)
					Edward R. Schwartz
			Director, Secretary and Treasurer, Principal
Financial Officer and
					Principal Accounting Officer

Date					March 28, 1997




By/s/ James Callery
					(Signature and Title)
					James Callery
					Director

Date					March 28, 1997








Index to Financial Statements for the Years Ended December 31,
1996 and 1995

			Chief Consolidated Mining Company

									Page
	Report of Independent Public Accountants			F-2
	Financial Statements:
		Consolidated Balance Sheet				F-3
		Consolidated Statements of Operations		F-4
		Consolidated Statements of Stockholders' Equity	F-5
		Consolidated Statements of Cash Flows		F-7
		Notes to Consolidated Financial Statements		F-9

			Tintic Utah Metals LLC

									Page
	Report of Independent Public Accounts			F-20
	Financial Statements:
		Balance Sheet						F-21
		Statement of Operations				F-22
		Statement of Member's Capital			F-23
		Statement of Cash Flow				F-24
		Notes to Financial Statements				F-25

Schedules are omitted either because they are not required or because the required information is contained in the financial statements or notes thereto.















				F-1







REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Chief Consolidated Mining Company:

We have audited the accompanying consolidated balance sheet of Chief Consolidated Mining Company (an Arizona corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, a substantial portion of the assets of the Company consist of investments in a joint venture and mining claims and properties for which significant additional development costs must be incurred to bring the mining properties controlled by the joint venture or the Company into operation. The realization of these investments is dependent upon the ability of the Company and/or its joint venture partners to obtain the required capital to complete the development of the mining properties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chief Consolidated Mining Company and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP



Salt Lake City, Utah
  March 14, 1997












							F-2


CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 1996

ASSETS

CURRENT ASSETS:


  Cash
$    52,250

  U.S. treasury bills, at cost which
approximates market value
621,214

  Accounts receivable
2,991

  Other current assets
39,800


-----------

          Total current assets
716,255




INVESTMENT IN TINTIC
3,975,873




INVESTMENT IN CENTRAL STANDARD CONSOLIDATED
MINES
79,961




ADVANCES TO CENTRAL STANDARD CONSOLIDATED
MINES
25,150




MINING CLAIMS AND PROPERTIES, less accumulated depletion of $819,444

1,602,395




MACHINERY AND EQUIPMENT, less accumulated depreciation of $21,607

38,151




OTHER ASSETS
8,473


-----------

          Total assets
$ 6,446,258


===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:


  Accounts payable
$    17,708

  Accrued liabilities
21,555


-----------

          Total current liabilities
39,263


-----------

MINORITY INTEREST
42,029


-----------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 7)





SHAREHOLDERS' EQUITY:


  Preferred stock - $.50 par value; 1,500,000 shares authorized,
    5,200 shares outstanding

2,600

  Common stock - $.50 par value; 20,000,000 shares authorized,
    6,004,750 shares issued, and 5,988,109
shares outstanding

2,994,055

  Additional paid-in capital
11,566,944

  Deferred compensation
(46,089)

  Notes receivable from shareholders
(87,500)

  Accumulated deficit
(8,065,044)


-----------




          Total shareholders' equity
6,364,966


-----------

          Total liabilities and shareholders'
equity
$ 6,446,258


===========

							F-3


CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




   1996
   1995





REVENUES:



  Interest
$    74,804
$    77,308

  Sale of flux materials
-
194,389

  Land sales and other
41,206
18,774


-----------
-----------

          Total revenues
116,010
290,471


-----------
-----------





EXPENSES:



  General and administrative
709,916
633,202

  Exploration costs
435,187
92,132

  Other operating costs
480,829
652,647

  Cost of sales of flux materials
-
169,431

  Taxes other than income taxes
8,171
37,653


-----------
-----------

          Total expenses
1,634,103
1,585,065


-----------
-----------





NET LOSS
$(1,518,093)
$(1,294,594
)


===========
===========





NET LOSS PER COMMON SHARE
$      (.26)
$
(.25)


===========
===========





WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

5,947,028

5,176,881


===========
===========

							F-4

The accompanying notes to consolidated financial statements are in integral part of this consolidated balance sheet.



CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995





Preferred S
tock
Shares
Amount



      Common Sto
ck
  Shares
  Amount

Addition
al
Paid-in
  Capita
l


Deferred
Compensa
tion
Notes
Receivab
le
From
Sharehol
ders


Accumula
ted
  Defici
t









Balance at December 31, 1994
5,65
3
$2,82
7
4,874,5
56
$2,437,
278
$7,619,5
81
$    -
$     -
$(5,252,
357)











  Sale of common stock at
net
    proceeds of $4.00 per
share

-

-

750,000

375,000

2,625,00
0

-

-

-











  Issuance of common stock
to an
    officer of the Company
in  exchange
    for services at an
average equivalent
    price of $6.44 per share



-



-



3,000



1,500



17,813



-



-



-











  Issuance of common stock
to two
    employees as an
incentive bonus at an
    equivalent price of
$6.50 per share


-


-


2,000


1,000


12,000


-


-


-











  Issuance of common stock
in exchange
    for consulting services
at an
    average equivalent price
of $5.74
    per share



-



-



3,100



1,550



16,250



-



-



-











  Sale of common stock in
connection
    with the exercise of
stock options
    at exercise prices of
$2.50 and $5.46
    per share



-



-



180,000



90,000



670,800



-



-



-











  Exercise of stock options
-
-
-
-
75,000
(75,000)
-
-











  Loans issued to
shareholders for the
    exercise of stock
options

-

-

-

-

-

-

(87,500)

-











  Exchange of preferred
stock for
    common stock

(453
)

(227)

453

227

-

-

-

-











  Amortization of deferred
compensation
-
-
-
-
-
3,726
-
-











  Net loss
-
-
-
-
-
-
-
(1,294,5
94)


----
-
-----
-
-------
--
-------
---
--------
---
--------
-
--------
-
--------
---











Balance at December 31, 1995
5,20
0
$2,60
0
5,813,1
09
$2,906,
555
$11,036,
444
$
(71,274)
$
(87,500)
$(6,546,
951)


----
-
-----
-
-------
--
-------
---
--------
---
--------
-
--------
-
--------
---













Page 2 of 2

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995





Preferred S
tock
Shares
Amount


      Common Sto
ck
  Shares
  Amount

Addition
al
Paid-in
  Capita
l


Deferred
Compensa
tion
Notes
Receivab
le
From
Sharehol
ders


Accumula
ted
  Defici
t









Balance at December 31, 1995
5,20
0
$2,60
0
5,813,1
09
$2,906,
555
$11,036,
444
$
(71,274)
$
(87,500)
$(6,546,
951)











  Sale of common stock in
connection
    with exercise of stock
options at
    an exercise of $3.00 per
share


-


-


175,000


87,500


437,500


-


-


-











  Grant of an option to
purchase 20,000
    shares of common stock
at an exercise
    price of $7.00 per share


-


-


-


-


93,000


-


-


-











  Amortization of deferred
compensation
-
-
-
-
-
25,185
-
-











  Net loss
-
-
-
-
-
-
-
(1,518,0
93)


----
-
-----
-
-------
--
-------
---
--------
---
--------
-
--------
-
--------
---











Balance at December 31, 1996
5,20
0
$2,60
0
5,988,1
09
$2,994,
055
$11,566,
944
$
(46,089)
$
(87,500)
$(8,065,
044)


====
=
=====
=
=======
==
=======
===
========
===
========
=
========
=
========
===





CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

Increase (Decrease) in Cash and Cash Equivalents


    1996

    1995

CASH FLOWS FROM OPERATING
ACTIVITIES:



  Net loss
$(1,518,0
93)
$(1,294,594)

  Adjustments to reconcile net loss
to
    net cash used in operating
activities-



      Noncash expense related to
issuance of
        common stock options

93,000

-

      Issuance of common stock for
        services rendered

-

50,113

      Depreciation
16,838
25,703

      Amortization of deferred
compensation
25,185
3,726

      Increase in accounts
receivable
29,237
69,929

      (Decrease) increase in other
assets
5,630
(7,725)

      Increase (decrease) in
accounts payable
(193,069)
11,248

      Increase in accrued
liabilities
1,565
7,985


---------
--
-----------

          Net cash used in operating
            activities

(1,539,70
7)

(1,133,615)


---------
--
-----------

CASH FLOWS FROM INVESTING
ACTIVITIES:



  Net decrease (increase) in U.S.
treasury
2,058,557
(1,334,617)

  Mining property development costs
(1,084,26
1)
(1,419,526)

  Purchase of property and equipment
-
(95,118)

  Increase in investment in
affiliate
-
(4,560)

  Advances to affiliates
(4,000)
-


---------
--
-----------

          Net cash provided by (used
in)
            investing activities

970,296

(2,853,821)


---------
--
-----------





CASH FLOWS FROM FINANCING
ACTIVITIES:



  Net proceeds from sale of common
stock
525,000
3,673,300

  Decrease in minority interest
(172)
(206)


---------
--
-----------

          Net cash provided by
financing
            activities

524,828

3,673,094


---------
--
-----------



(44,583)

(314,342)





CASH AT BEGINNING OF YEAR
96,833
411,175


---------
--
-----------


CASH AT END OF YEAR

$
52,250

$    96,833


=========
==
===========






F-7
The accompanying notes to
consolidated financial statements
are an integral part of these
consolidated statements.





Page 2 of 2

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

	  During 1996, the Company contributed $3,923,510 of net mineral properties and $52,363 of net property and equipment as an investment in the Tintic
    Utah Metals LLC joint venture (see Note 1).

  During 1996, the Company issued an option to purchase 20,000 shares of
    common stock to the executive director of Tintic Utah Metals
LLC at an
    option price of $7 per share.  The option had a fair value of
$4.65
    per share. In connection with the issuance of this option, the Company recognized noncash expense of $93,000.

  During 1995, the Company loaned a total of $87,500 to an officer and an employee in connection with their exercise of options to purchase common stock.

  During 1995, the Company issued 3,000 shares of its common stock (market price of $19,313 at the time of issuance) to its former president and chief operating officer for services rendered in connection with
his employment with the Company.

  During 1995, the Company issued 3,100 shares of common stock
(market
    price of $17,800 at the time of issuance) to an entity as partial payment for professional services rendered in connection with providing environmental compliance consultation to the Company.

  During 1995, the Company issued 2,000 shares of common stock
(market price
    of $13,000 at the time of issuance) to two employees as an incentive bonus in connection with their employment with the Company.


							F-8




CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  	NATURE OF OPERATIONS AND RECENT INVESTMENTS

Chief Consolidated Mining Company ("Chief") was incorporated in the state of Arizona in 1909. The Company currently owns 8,554 acres of patented mining property in the Tintic Mining District in Utah County and Juab County, Utah. Chief and its subsidiaries (collectively, the "Company") operate as a mineral resource company actively engaged in the exploration and development of their mining claims and properties.

The Company owns approximately 23 percent of the outstanding capital stock of Central Standard Consolidated Mines.

On March 11, 1994, the Company entered into a letter agreement (the "Agreement") with Akiko Gold Resources Ltd. ("Akiko") providing for the eventual creation of a joint venture and the sale by the Company of a total of 1,035,000 shares of its common stock to Akiko. On September 11, 1995, Akiko and KOREA Zinc Co., Ltd. ("Korea Zinc") entered into a letter of intent wherein
Akiko would assign 50 percent of its potential joint venture ownership to Korea Zinc in exchange for Korea Zinc purchasing the remaining 500,000 shares of the Company's common stock that Akiko was obligated to purchase and for a contribution of $3,000,000 to the proposed joint venture on account of Akiko's obligation to contribute $6,000,000 to the proposed joint venture. The sale of stock to Akiko and Korea Zinc was transacted through private placement transactions at a price of $4 per share. During 1995 and 1994, Akiko purchased 250,000 and 285,000 shares, respectively, of the Company's common stock for a total of $2,140,000 in cash. During 1995, Korea Zinc purchased 500,000 shares of the Company's common stock for a total of $2,000,000 in cash.

Under a certain operating agreement dated July 17, 1996, the Company, Akiko and Korea Zinc formed Tintic Utah Metals LLC ("Tintic"), a Colorado limited liability company. The Company contributed $3,975,873 of its mining claims and properties and machinery and equipment for 50 percent membership interest in Tintic. Akiko and Korea Zinc were obligated under the July 17, 1996 operating agreement to contribute $3,000,000 each at which time they would receive a 25 percent vested membership interest in Tintic. On March 11, 1997, the Company, Akiko and Korea Zinc entered into an amendment of the Tintic operating agreement. The amendment provides for Akiko and Korea Zinc to vest in their membership interests in Tintic as they each contribute the $3,000,000 to Tintic in accordance with an agreed-upon schedule. The amendment also provides that if Akiko does not make timely contributions to Tintic, Korea Zinc can make the required contribution and increase its respective interest in Tintic, so long as Korea Zinc has paid its entire $3,000,000 contribution cobligation.


							F-


If Korea Zinc does not make a contribution to Tintic that was originally scheduled to be made by Akiko, then Korea Zinc and Akiko are deemed to have relinquished any further right to acquire additional interest in Tintic and the Company's membership interest would increase correspondingly. During 1996, Korea Zinc contributed $2,000,000 to Tintic. Korea Zinc will vest its 25 percent interest in Tintic upon contribution of its remaining $1,000,000 cash obligation. The currently remaining $4,000,000 in contributions will be contributed in various stages in 1997 and 1998.

The Company's contribution was made at the historical bases of the related mining properties and machinery and equipment for financial reporting purposes. No gain recognition or step-up in basis was recorded in the accompanying consolidated financial statements as a result of the transaction. The investment, classified under the caption "Investment In Tintic," is accounted for using the equity method.

On June 28, 1996, South Standard Mining Company ("South Standard"), a Utah Corporation, merged with and into Chief Gold Mines, Inc. ("Chief Gold"), a Delaware corporation and wholly owned subsidiary of the Company with Chief Gold being the surviving corporation. The 1,241,717 outstanding shares of South Standard common stock were converted into 372,515 shares of the Company's common stock. The transaction was accounted for as a pooling of interests and the consolidated financial statements have been retroactively restated for all periods prior to the merger to include the operations of South Standard. South Standard owned 214 patented mining claims containing approximately 2,554 acres and ten fractional unpatented claims containing ten acres in the East Tintic Mining District in Utah County and Juab County, Utah.

Net revenues and net loss of the separate companies for the periods preceding the acquisitions were as follows:


Net
Revenues
  Net
Loss





Year ended December 31,
1995:



  Chief Consolidated, as
    previously reported

$ 90,390

$(1,178,88
4)

  South Standard
 201,699
(115,710)

  Intercompany royalties
  (1,618)
        -



--------
----------
-

  Combined, as reported
in the
    accompanying
financial
    statements


$290,471


$(1,294,59
4)


========
==========
=


The Company's unrecovered investment in mining claims and properties, net of applicable depletion, is $1,602,395 as of December 31, 1996, representing approximately 25 percent of total assets. The Company's investment of $3,975,873 in Tintic represents the historical basis of the mining properties and machinery and equipment it contributed to the joint venture and represents approximately 62 percent of total assets.
							F-10


During the years ended December 31, 1996 and 1995, the Company has not generated significant revenues and has incurred net losses. The Company's operating activities used $1,539,707 and $1,133,615 of cash during the years ended December 31, 1996 and 1995, respectively. Significant additional development costs must be incurred to bring the Company's and Tintic's mining properties into operation.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Investments, including Tintic and Central Standard Consolidated Mines, in which the Company's interest is 50 percent or less and where it is deemed that the Company's ownership gives it significant influence are accounted for using the equity method.

U.S. Treasury Bills

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all investments in U.S. treasury bills as "available for sale." SFAS No. 115 provides for recording of "available for sale" investments at current market value with an offsetting adjustment to shareholders' equity. At December 31, 1996 and 1995, cost approximated market value for these treasury bills.

Mining Claims and Property

Costs of developing mining properties (upon completion of exploration) are capitalized. Exploration costs are expensed as incurred. When a mining property reaches the production stage, the related capitalized costs will be amortized using the units of production method on the basis of proven and probable ore reserves. The Company's mining properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment. No mineral depletion provisions have been made since 1978 as a result of suspension of mining on the Company's properties.

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized while minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Provision for depreciation of property and equipment has been computed using the straight-line method over estimated useful lives ranging from 3 to 20 years.








Income Taxes

The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Loss Per Common Share

The Company's net loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the year. Common stock equivalents were excluded from the calculation of the weighted average number of shares outstanding for the years ended December 31, 1996 and 1995 because they were antidilutive, thereby decreasing the net loss per common share.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncement

During 1996, the Company adopted SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of." The adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the December 31, 1995 consolidated financial statements in order to conform to the current year presentation.


(3)  	CAPITALIZATION

The Board of Directors of the Company has authorized the issuance, at the stockholders' option, of common stock in exchange for preferred stock on a share-for-share basis. Preferred shares obtained in the exchange are retired. During 1996 and 1995, 0 and 453 preferred shares, respectively, were exchanged for common shares.

The shares of preferred stock and common stock of the Company are equal in the right to receive dividends, to vote, and in all other respects except that upon liquidation the preferred shares are entitled to a preferential payment of $.50 per share.
							F-12
During the first quarter of 1995, the Company agreed to compensate its former president and chief operating officer (the "Former President") through cash and/or issuance of common stock at the Former President's election. During
1995, the Company issued 3,000 shares of common stock to the Former President for services rendered. The common stock was issued at an agreed-upon value of an average of $4.56 per share during 1995 which was below the market price of the Company's common stock for the period the services were rendered. As a result, the Company recognized additional compensation expense of $5,625 in the accompanying 1995 consolidated statement of operations in connection with the issuance of these shares. The additional compensation represents the difference between the market price of the Company's common stock during the period the services were rendered and the agreed-upon value per share.

During the year ended December 31, 1995, the Company issued 3,100 shares of common stock to an entity as partial payment for professional services rendered in connection with environmental compliance consultation provided to the Company. The shares were issued at a price equal to the market price of the common stock on the date of issuance.

During the year ended December 31, 1995, the Company issued 2,000 shares of common stock to two employees as incentive compensation in exchange for previous services rendered. The shares were issued at a price equal to the market price of the common stock on the date of issuance.


(4)	  STOCK OPTIONS

The Company applies APB Opinion 25 ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for stock options granted to officers, directors and other key employees. Had compensation cost been determined based on the fair value at the grant date for awards under its plans consistent with the method required by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:



    1996

    1995







Net loss:
As
reported
$(1,518,093
)
$(1,294,59
4)


Pro forma

(2,819,793)

(1,294,594
)






Net loss per
  common share:

As
reported

$      (.26
)

$      (.2
5)


Pro forma
$      (.47
)
$      (.2
5)


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996:
Risk-free interest rate of 6.2 percent; expected dividend yields of 0 percent; expected lives of 10 years; expected volatility of 42 percent.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Incentive Stock Options

In June 1982, the shareholders approved an Incentive Stock Option
Plan (the "Plan") for key employees which provided for the Board of Directors to grant options to purchase up to 100,000 shares of the Company's common stock. The Plan expired in June
1992.

During the year ended December 31, 1995, the Company loaned an officer and an employee $50,000 and $37,000, respectively, to facilitate their exercise of stock options issued under the Plan. The issuance of the loans to the employees created a new measurement date for financial reporting purposes. The Company recorded deferred compensation of $75,000 (the difference between the market value of the stock and exercise price of the options on the date the loan was issued) in the accompanying 1995 statement of shareholders' equity. The deferred compensation is being amortized over the three-year life of the note receivable. During the years ended December 31, 1996 and 1995, $25,185 and $3,726 of expense related to the amortization of the deferred compensation was recognized in the accompanying statements of operations.

During the year ended December 31, 1995, two officers and an employee exercised a total of 75,000 options at exercise prices of $2.50 per share.

As of December 31, 1995, no incentive stock options remained outstanding under the Plan.

Nonqualified Stock Options

From time to time, the shareholders have approved the issuance of nonqualified stock options to officers, directors and a key employee. The nonqualified stock options are immediately vested and must be exercised within ten years from the date of grant.

During 1996, the shareholders approved the granting of nonqualified stock options for the purchase of 120,000 shares of common stock to certain officers and directors of the Company. These options have an exercise price of $6.94 per share (which was the market price on the date of grant) and expire on December 5, 2005. During 1996, the shareholders approved the granting of nonqualified stock options for the purchase of 170,000 shares of common stock to certain officers and directors of the Company. These options have an exercise price of $7.00 per share (which was the market price on the date of grant) and expire on August 7, 2006.

							F-1


A summary of the status of the nonqualified stock options at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:


         1996

         1995





 Shares

Wtd. Avg.
Exercise
  Prices


 Shares

Wtd. Avg.
Exercise
  Prices







Outstanding at
  beginning of
year

320,000

$3.50

320,000

$3.50

Granted
290,000
6.97
-
  -

Exercised
-
-
-
  -

Forfeited
(60,000
)
3.50
-
  -


-------

-------


Outstanding at end
  of year

550,000

5.33

320,000

3.50


=======

=======


Exercisable at end
  of year

550,000

5.33

320,000

3.50


=======

=======








Weighted average
fair
  value of options
  granted



4.49



-


Of the 550,000 options outstanding and exercisable at December 31, 1996, 260,000 have an exercise price of $3.50, with a weighted average remaining contractual life of 7.5 years. The remaining 290,000 of the 550,000 options outstanding and exercisable at December 31, 1996 have exercise prices ranging between $6.94 and $7.00, with a weighted average exercise price of $6.97 and a weighted average remaining contractual life of 9.4 years.






















Other Stock Options

In addition to the incentive and nonqualified stock options previously discussed, the Company has granted stock options to investors and the executive director of Tintic at various times. A summary of the status of the nonqualified stock options at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:


         1996

         1995





 Shares

Wtd. Avg.
Exercise
  Prices



 Shares

Wtd. Avg.
Exercise
  Prices







Outstanding at
  beginning of
year

394,300

$6.63

599,300

$6.23

Granted
20,000
7.00
-
  -

Exercised
(175,00
0)
3.00
(105,00
0)
5.46

Forfeited
-
-
(100,00
0)
5.46


-------

-------


Outstanding at
end
  of year

239,300

9.31

394,300

6.63


=======

=======


Exercisable at
end
  of year

239,300

9.31

394,300

6.63


=======

=======


Weighted average
fair
  value of
options
  granted



4.65



 -


Of the 239,300 options outstanding and exercisable at December 31, 1996, 20,000 have an exercise price of $7.00, with a weighted average remaining contractual life of 9.6 years. The remaining 219,300 of the 239,300 options outstanding and exercisable at December 31, 1996 have an exercise price of $9.52 and a weighted average remaining contractual life of .8 years.

During the year ended December 31, 1996, the Company recorded compensation expense of $93,000 in the accompanying consolidated statement of operations for the options granted to Tintic's executive director.

















(5)	  INCOME TAXES

The income tax provisions for 1996 and 1995 differ from the amounts computed by applying the statutory federal income tax rate to the loss before provision for income taxes as follows:


 1996
 1995





Statutory federal income
  tax rate

(35.0)%

(35.0)%

State income taxes, net
  of federal benefit

(3.3)%

(3.3)%

Nondeductible expenses
     -  %
     -  %

Valuation allowance
38.3 %
38.3 %


-----
-----





Effective income tax rate
     -  %
     -  %


=====
=====



The tax effects of temporary differences and the related valuation allowance against the deferred income tax asset as of December 31, 1996 were as follows:

Deferred income tax assets:


  Net operating loss carryforward
$2,534,100

  Future deductible expenses related
    to issuance of common stock
options

187,021

  Acquisition costs capitalized for
    income tax purposes

69,838

  Other
1,836


----------




  Total deferred income tax assets
2,792,795

  Valuation allowance
(2,665,073)


----------

  Deferred income tax assets, net of
    valuation allowance

127,722




Deferred income tax liability:


  Tax over book depreciation
(1,318)

  Amortization of development costs
(126,404)


----------




Net deferred income taxes
$      -


==========










The Company has net operating loss carryforwards ("NOLs") for federal tax reporting purposes of $6,625,098. The NOLs expire as follows:

	Year of Expiration	  Amount

	1997	$   78,095
	1998	161,465
	1999	245,953
	2000	192,858
	2001	232,305
	2002	197,762
	2003	133,291
	2004	204,917
	2005	510,052
	2006	256,031
	2007	181,150
	2008	772,649
	2009	929,998
	2010	1,213,554
	2011	1,315,018
		----------

		$6,625,098
		==========

The Tax Reform Act of 1986 contains provisions which limit net operating loss carryforwards available based upon certain changes in ownership. In connection with the acquisition of South Standard during 1996, changes in the ownership of South Standard triggered limitations on all pre-existing net operating loss carryforwards. Additionally, the South Standard net operating losses are available for use only by South Standard. At December 31, 1996, management estimates that approximately $270,000 of net operating loss carryforwards are limited to be used only by South Standard. Of this amount, approximately $180,000 of these net operating loss carryforwards are available for use each year. If the annual limited amount is not utilized in any particular year, it remains available on a cumulative basis through the expiration date.


(6)	  RELATED-PARTY TRANSACTIONS

As discussed in Note 4, the Company loaned $50,000 to an officer and $37,500 to an employee who are also shareholders of the Company. The loan to the officer bears interest at the prime rate (8.25 percent at December 31, 1996) and interest is payable quarterly. The loan to the employee is noninterest bearing. The principal balance of both notes receivable is due on November 7, 1998. These notes receivable are secured by certain shares of the Company's common stock.







(7)  	COMMITMENTS AND CONTINGENCIES

Environmental Matters

Prior to 1993, the Company leased its mining properties to other companies for operation, exploration and development. Under the terms of the leases, these other companies were obligated to comply with all federal, state and local environmental laws and regulations affecting the mining industry. All reclamation costs related to the Company's properties prior to 1993 are the responsibility of the prior operators (Lessees). Management is not aware of any current environmental contamination and clean-up costs related to its mining properties resulting from activities subsequent to 1992.

Under the Company's agreement with Akiko and Korea Zinc, the Company, Akiko and Korea Zinc would become liable for environmental aspects of future operations on the Tintic properties. Tintic will be required to apply for the necessary State of Utah permits ("permitting") in connection with various aspects of its development and future mining activities, including its plans for de-watering that portion of the Burgin ore body that is located beneath the water table. Since no final plans will be formulated until additional work and studies at the Tintic properties have been completed, no assessment can be made at this time by the Company concerning potential issues that may be raised by the authorities regarding environmental laws with respect to the permitting.

Office Lease

The Company leased office space under a month-to-month operating lease until March 1997. Lease payments were $1,554 per month.
Total rent expense for office space was $18,654 during each of 1996 and 1995.

In March 1997, the Company signed a long-term, noncancelable operating lease for its New York City office space. The lease expires on May 31, 2001. Lease payments are $1,850 per month. Future minimum lease payments under this lease are due as follows:

	Year ending December 31,

	1997	$18,500
	1998	22,200
	1999	22,200
	2000	22,200
	2001	9,250
		-------

		$94,350
		=======





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Management Committee and Members
  of Tintic Utah Metals LLC:

We have audited the accompanying balance sheet of Tintic Utah Metals LLC (a Colorado limited liability corporation in the development stage) (the "Company") as of December 31, 1996, and the related statements of operations, members' capital and cash flows for the period from inception (July 17, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, a substantial portion of the assets of the Company consist of investments in mining claims and properties for which significant additional development costs must be incurred to bring these properties into operation. The realization of these investments is dependent upon the ability of the Company to obtain the required capital to complete the development of the mining properties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tintic Utah Metals LLC as of December 31, 1996 and the results of its operations and its cash flows for the period from inception (July 17, 1996) to December 31, 1996 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP


Salt Lake City, Utah
  March 14, 1997


							F-2


TINTIC UTAH METALS LLC
(A Development Stage Company)

BALANCE SHEET

AS OF DECEMBER 31, 1996






Contribut
ed
Fair
Value
Adjustment
for
Historical
Predecessor
    Basis

Historical
Predecesso
r
   Basis


ASSETS









CURRENT ASSETS:




  Cash
$
862,239
$       -
$
 862,239

  Accounts receivable
11,708
-
11,708


---------
--
-----------
----------
-


873,947
-
873,947


---------
--
-----------
----------
-






MINING CLAIMS AND
PROPERTIES
7,019,081
(2,024,127)
4,994,954


---------
--
-----------
----------
-

MACHINERY AND EQUIPMENT,
less
  accumulated depreciation
  of $1,694


13,551


-


13,551


---------
--
-----------
----------
-







$
7,906,579
$(2,024,127)
$
5,882,452


=========
==
===========
==========
=







LIABILITIES AND MEMBERS' CAPITAL

CURRENT LIABILITIES:




  Accounts payable
$
116,144
$       -
$   116,144

  Accrued liabilities
38,595
-
38,595


---------
--
-----------
-----------


154,739
-
154,739


---------
--
-----------
-----------






COMMITMENTS AND
CONTINGENCIES
  (Notes 1 and 4)









MEMBERS' CAPITAL
7,751,840
(2,024,127)
5,727,713


---------
--
-----------
-----------







$
7,906,579
$(2,024,127)
$ 5,882,452


=========
==
===========
===========










TINTIC UTAH METALS LLC
(A Development Stage Company)

STATEMENT OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (JULY 17, 1996)

TO DECEMBER 31, 1996






REVENUES
$    -










GENERAL AND ADMINISTRATIVE EXPENSES
(269,637)




OTHER INCOME, net
21,477


---------




NET LOSS
$(248,160)


=========





































F-22


TINTIC UTAH METALS LLC
(A Development Stage Company)

STATEMENT OF MEMBERS' CAPITAL

FOR THE PERIOD FROM INCEPTION (JULY 17, 1996)

TO DECEMBER 31, 1996








Contributed
Fair Value
Adjustment
for
Historical
Predecessor
     Basis


Historical
Predecesso
r
   Basis







Balance at inception
  (July 17, 1996)

$       -

$       -

$       -






  Contribution of mining
    property and
equipment

6,000,000

(2,024,127)

3,975,873






  Contribution of cash
2,000,000
-
2,000,000






  Net loss incurred
during
    the development
stage

(248,160)

-

(248,160)


-----------
-----------
----------
-






Balance at December 31,
1996
$ 7,751,840
$(2,024,127)
$
5,727,713


===========
===========
==========
=























The accompanying notes to financial statements are an integral part of this statement.


TINTIC UTAH METALS LLC
(A Development Stage Company)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM INCEPTION (JULY 17, 1996)

TO DECEMBER 31, 1996

Increase (Decrease) in Cash


CASH FLOWS FROM OPERATING ACTIVITIES:


  Net loss
$  (248,160)

  Adjustments to reconcile net loss to net cash used
    in operating activities-


      Depreciation
1,694

        Change in assets and liabilities-


          Increase in accounts receivable
(11,708)

          Increase in accounts payable and
            accrued liabilities

154,739


-----------




              Net cash used in operating
activities
(103,435)


-----------

CASH FLOWS FROM INVESTING ACTIVITIES:


  Purchase of machinery and equipment
(15,245)

  Mining property development costs
(1,019,081)


-----------




              Net cash used in investing
activities
(1,034,326)


-----------




CASH FLOWS FROM FINANCING ACTIVITIES:


  Member capital contributions
2,000,000


-----------




              Net cash provided by financing
activities
2,000,000


-----------




NET INCREASE IN CASH
862,239




CASH AT BEGINNING OF PERIOD
-


-----------




CASH AT END OF PERIOD
$   862,239


===========


  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

    In connection with the formation of the Company, Chief
Consolidated Mining
      Company contributed mining properties and machinery and equipment with a contributed fair value of $6,000,000 (historical basis of $3,975,873) to the Company in exchange for 50 percent interest in the Company.






							F-24
The accompanying notes to financial statements are an integral part of this statement.


TINTIC UTAH METALS LLC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS



(1)	FORMATION OF JOINT VENTURE AND NATURE OF OPERATIONS

Tintic Utah Metals LLC (the "Company") was organized in the state of Colorado in connection with a operating agreement signed on July 17, 1996 between Chief Consolidated Mining Company ("Chief"), Akiko Resources (Utah) Inc. ("Akiko") (a subsidiary of Akiko Gold Resources Ltd.) and
KZ Utah, Inc. ("Korea Zinc") (a subsidiary of Korea Zinc
Company, Ltd.).

Under the operating agreement, Chief received a 50 percent vested membership interest and Akiko and Korea Zinc will, upon making the required cash capital contributions, each receive a 25 percent vested membership interest in the Company. In exchange for its 50 percent membership interest, Chief contributed approximately 8,700 acres of patented mining property and related mining equipment to the Company (which had an agreed upon fair value of $6,000,000 and an historical basis of $3,975,873). Akiko and Korea Zinc were each obligated to contribute $3,000,000 in cash to the Company prior to August 31, 1998, at which time they would receive their membership interests. On March 11, 1997, Chief, Akiko and Korea Zinc entered into an amendment of the Tintic operating agreement. The amendment provides for Akiko and Korea Zinc to vest in their interests in Tintic as they contribute the $6,000,000 to Tintic in accordance with an agreed upon time schedule. Korea Zinc will vest its 25 percent membership interest in the Company upon contribution of its remaining $1,000,000 cash obligation. Akiko will vest 8.33 percent of its membership interest each time it contributes $1,000,000 to the Company. The amendment also provides that if Akiko does not make timely contributions to Tintic, Korea Zinc can make the required contribution and increase its membership interest in Tintic accordingly, so long as Korea Zinc has paid in its full $3 million contribution. If Korea Zinc does not make a contribution to Tintic that was originally scheduled to be made by Akiko, then Korea Zinc and Akiko are deemed to have relinquished any further right to acquire additional membership interest in Tintic and Chief's membership interest would increase correspondingly.

The Company owns approximately 8,500 acres of patented mining property in the Tintic Mining District in Utah County and Juab County, Utah. Additionally, the Company owns unpatented mining claims covering approximately 200 acres in the vicinity of its patented properties. The Company's primary objective is to bring the Burgin Mine back into production. Since the date of inception, the Company has continued the development of the Burgin ore body that was previously conducted by Chief. In addition, as circumstances permit, the Company anticipates conducting further exploration and potentially acquiring additional mineral properties in the Tintic Mining District.




The Company is in the development stage and has not generated any operating revenues to date. There can be no assurance of future revenues. The developmental nature of the Company's activities is such that inherent risks exist in the Company's operations. The Company's unrecovered investment in mining claims and properties is $7,019,081 as of December 31, 1996 representing approximately 89 percent of total assets (at contributed fair value). The Company's operating and investing activities used $1,137,761 of cash during the period from inception to December 31, 1996. Significant additional development costs must be incurred to bring the Company's mining properties with proven and probable reserves into operation. Akiko and Korea Zinc are obligated to contribute an additional $3,000,000 and $1,000,000 in cash, respectively, to fund the continued operations of the Company. Successful future operations are dependent upon (among other factors) the continued funding by the Company members, obtaining necessary regulatory approvals, successful completion of a bankable feasibility study and obtaining necessary debt or equity funding.


(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mining Claims and Property

Costs of developing mining properties (upon completion of exploration) are capitalized. Exploration costs are expensed as incurred. When a mining property reaches the production stage, the related capitalized costs are amortized using the units of production method on the basis of proven and probable ore reserves. The Company's mining properties are assessed for impairment of value and any losses are charged to operations at the time of impairment.

Machinery and Equipment

Machinery and equipment are recorded at cost. Major additions and improvements are capitalized while minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred.
Provision for depreciation of machinery and equipment has been computed using the straight-line method over estimated useful lives ranging from 3 to 10 years.

Reclamation Costs

Reclamation costs are accrued and expensed, principally by the units-of-production method based on estimated proven and probable ore reserves.
Reclamation liabilities are expensed upon determination.

Income Taxes

Federal and state income tax regulations require that the income of a limited liability corporation be included in the tax returns of the members; accordingly, there are no liabilities or provisions for income taxes recorded in the accompanying financial statements.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities
					F-26

and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncement

During 1996, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 121, "Accounting For
The Impairment Of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of." The adoption of SFAS No. 121 did not have any impact on the Company's financial position or results of operations.


(3)  ENVIRONMENTAL MATTERS

Under the operating agreement, Chief has indemnified the Company from liabilities resulting from any activities carried on by or on behalf of Chief on the contributed properties prior to September 30, 1995. The Company is responsible for environmental aspects of operations subsequent to September 30, 1995 on the Company's properties. The Company will be required to apply for the necessary State of Utah permits ("permitting") in connection with various aspects of its development and future mining activities, including its plans for de-watering that portion of the Burgin ore body that is located beneath the water table. Since no final plans will be formulated until additional work and studies at the Company's properties have been completed, no assessment can be made at this time by the Company concerning potential issues that may be raised by the authorities regarding environmental laws in connection with the permitting. The Company cannot estimate the future costs associated with compliance with the permits or related laws and regulations.


(4)  COMMITMENTS

Vehicle Lease

The Company leased a vehicle under a noncancelable operating lease through October 1999. The lease payments on the vehicle are $285 per month and the remaining obligation as of December 31, 1996 was $9,405 to be paid as follows:

Year ending December
31,





	1997
$3,420

	1998
3,420

	1999
2,565


------





$9,405


======




The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.








The accompanying notes to financial statements are an integral part of this balance sheet.




The accompanying notes to financial statements are an integral part of this statement.




The accompanying notes to financial statements are an integral part of this statement.