Form 10QSB
period 1997-03-31
CHIEF CONSOLIDATED MINING CO
filed 1997-05-14
CIK 19913

9

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB

OMB Approval
OMB Number:xxxx-xxxx
Expires: Approval Pending
Estimated Average Burden Hours Per Response: 1.0

(Mark One)

  x    Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1997

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



500 Fifth Avenue, Suite 1021, New York, NY 10110-1099
(Address of Principal Executive Offices)


212-354-4044
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X              NO

                         5,988,109
     Number of shares of Common Stock, par value $.50, outstanding March 31, 1997


               PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                   March 31, 1997
December 31, 1996
                                    (Unaudited)
Current Assets:
  Cash and cash equivalents                $      35,911
$      52,250
  U.S. treasury bills (at cost which
  approximates market value)
394,864                   621,214
  Accounts receivable                              6,006
2,991
  Other current assets                             39,800
39,800
     Total Current Assets                        476,581
716,255

Investments in Affiliates:
  Tintic Utah Metals LLC                 3,975,873
3,975,873
  Other Entities                              79,961
79,961
  Advances                                    25,150
25,150
     Total Investments                   4,080,984
4,080,984
Property, Plant and Equipment:
  Mining claims and properties
2,421,839                2,421,839
  Machinery and equipment
61,758
59,758
  Accumulated depletion and
  depreciation                                   (845,501)
( 841,051)
  Net Property, Plant and Equipment
1,638,096                                  1,640,546

Other Assets                                  28,583
8,473

                                        $ 6,224,244
$6,446,258
                                 =========
========

See Notes to Condensed Consolidated Financial Statements.









              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

            LIABILITIES AND SHAREHOLDERS' EQUITY

                                      March 31, 1997
December 31,1996
(Unaudited)
Current Liabilities:
  Accounts payable and accrued liabilities            $
20,292             $            39,263


Minority Interest                        42,029
42,029

Shareholders' Equity:
  Preferred stock, authorized, 1,500,000
  shares of $.50 par value; issued and outstanding
  5,200 shares.                                       2,600
2,600

Common stock, authorized 20,000,000
  shares of $.50 par value; issued and outstanding
  5,988,109 shares.                              2,994,055
2,994,055

Additional paid-in capital
11,566,944                   11,566,944
Deferred compensation                         (39,839)
(46,089)
Notes receivable from shareholders                 (87,500)
(87,500)
Accumulated deficit
(8,274,337)                   (8,065,044)

     Total shareholders' equity                 6,161,923
6,364,966

$   6,224,244                $    6,446,258
                                   ========
=========


See Notes to Condensed Consolidated Financial Statements.








              CHIEF CONSOLIDATED MINING COMPANY
                                            AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                                        For the Three Months
Ended
March 31, 1997           March 31, 1996

Revenue:
   Interest                        $ 7,198                 $
38,298
  Other income                        9,320
2,541          Total revenue                       16,518
40,839


Expenses:
  Mining properties and
  Exploration Costs
108,124                  324,514
  General & Administrative                   108,365
159,893
  Taxes other than income taxes           9,322
16,521
  Total expense
225,811                       500,928

Net Loss                            $(209,293)
$( 460,089)
                                             =========
========

Net loss per common share               $(.03)
$(.08)
                             ==========            =========



Computation of net loss per share:
The loss per share is based on the weighted average number of shares of preferred stock (equal to common in right to receive dividends) and common stock outstanding.
Outstanding March 31, 1997: 5,200 shares preferred,
5,988,109 common; total 5,993,309 shares; outstanding March
31, 1996 5,200 shares preferred, 5,988,109 shares common;
total 5,993,309.

  See Notes to Condensed Consolidated Financial Statements.





              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                                                    For the
three months ended
                                            March 31, 1997
March 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                          $      (  209,293)
$(460,089)
Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation
4,450                  5,819
    Amortization of deferred compensation
6,250                  7,292
Change in Assets and Liabilities:
    Increase in accounts receivable
(3,015)              (4,256)
    Increase in other current assets
-                                 (1,572)
    Increase in other assets
(20,110)                      (12,478)
    Decrease in accounts payable
      and accrued liabilities
(  18,971)                      (62,836)
Net cash used in operating activities
( 240,689)                    (528,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in U.S. treasury bills, net
226,350                      901,874
Mining property development costs
  and acquisitions of machinery and equipment
(2,000)                 (  541,661)
Increase in investments and advances to affiliates
-                                   (550)
Net cash provided by investing activities
224,350                      359,663

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock
-                        525,000

Net cash provided by financing activities
-                        525,000

Net increase (decrease) in cash and cash equivalents    (
16,339)                      356,543

Cash and cash equivalents at beginning of period
52,250                       96,833

Cash and cash equivalents at end of period            $
35,911                                               $
453,376
                                         ========
========
See Notes to Condensed Consolidated Financial Statements.


              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed financial statements and notes there to should be read in conjunction with the Company's financial statements and notes thereto, included in the Company's Form 10-KSB for the year ended December 31, 1996.

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

Tintic Utah Metals LLC Joint Venture

On July 17, 1996, the Company entered into a joint venture agreement with Akiko Gold Resources, Ltd. And Korea Zinc.
Co., Ltd. and formed Tintic Utah Metals LLC("Tintic"). In connection with this transaction, the Company deeded approximately 9,000 acres of its mining claims, properties, vehicles and machinery with historical net book values on that date of approximately $3,975,000 to Tintic. The deed with respect to this property is being held in escrow until each of the two other members of the joint venture contribute their $3 million required by the joint venture operating agreement to become separately vested. The historical cost bases of the properties contributed have been classified in the accompanying March 31, 1997 balance sheet as investment in affiliates: Tintic Utah Metals LLC.
No gain recognition or step-up in basis resulted from this transaction. The investment in Tintic is being accounted for under the equity method of accounting as the Company owns 50% of Tintic.




Plutus Mine Development and Exploration

     In December 1995, Registrant began rehabilitating the Chief number 2 shaft and certain drifts which had been previously been used to mine the Plutus ore vein in registrant's Plutus Mine. In 1996, the Company began a test drilling program to determine the direction, extent and mineralization of the Plutus ore vein. In connection with these efforts, the Company has capitalized $381,355 of costs related to the infrastructure of the Chief number 2 shaft and related buildings and equipment as of March 31,1997.
All drilling and related costs, have been expensed as exploration costs.

Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). This statements specifies the computation, presentation, and disclosure requirements for earnings per share. (EPS) for financial statements issued for all periods ending after December 15, 1997. SFAS 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15 and replaces the presentation of Primary EPS and Fully Diluted EPS. When the Company incurs a loss, common stock equivalents are not included in the calculation of the weighted average number of shares outstanding as they would be anti-dilutive. Accordingly, the adoption of SFAS 128 is not expected to have a significant impact on the Company's calculation of its net loss per common share.























Item 2.  Management's Discussion and Analysis or Plan of
Operation.

(A)  PLAN OF OPERATION.

Registrant hereby incorporates by reference "Item 6.
Management's Discussion and Analysis or Plan of Operation -
(a) Plan of Operation."  And "Item 1. - Description of
Business."  Contained in registrant's Annual Report dated
March 28, 1997 on Form
10-KSB for the fiscal year ended December 31, 1996.

It is anticipated that Registrant's initial drilling and work sampling program on its Main Tintic District properties, including the Plutus Mine, will be completed by May 31, 1997. In order to fund a full exploration and development program which will focus on possible extensions of four previously mined orebodies, registrant will consider various sources for obtaining financing to fund its operations, through the private placement of its shares or otherwise, or, in the alternative, registrant will seek a joint venture partner.

RESULTS OF OPERATION:

Registrant has no revenues from mining operations during the year 1996 or during the first three months of 1997. Registrant had income from sales of surface real estate of $7,070 during the first three month of 1997. No surface real estate was sold during the first three months of 1996.

Registrant's loss from operations for the three months ended March 31, 1997 as compared to registrant's loss from operations for the three months ended March 31, 1996 decreased in the amount of $250,796. The decrease in loss resulted primarily from the transfer of the financial responsibility for rehabilitation and exploration activities on its East Tintic operational area properties in Utah to Tintic Utah Metals LLC in which registrant has a 50% joint venture interest.

     With the anticipated completion of its first phase Main Tintic District exploration program during the second quarter of 1997, registrant expects that there will be a significant reduction in its operating expenses. Absent income from sales of surface real estate or other sources, registrant expects to continue funding its operating overhead for the balance of 1997, and beyond, utilizing its cash and U.S. Treasury Bills on hand and, if required, through the private placement of its shares.

                 PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None





                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CHIEF CONSOLIDATED MINING COMPANY
     (Registrant)



May 13, 1997        /s/LEONARD WEITZ
               (Signature and Title)
               Leonard Weitz
               Chairman of the Board of Directors, and
               Principal Executive Officer




May 13, 1997        /s/EDWARD R. SCHWARTZ
               (Signature and Title)
               Edward R. Schwartz
               Director, Treasurer,
               Principal Financial Officer and
               Principal Accounting Officer