Form 10QSB
period 1997-06-30
CHIEF CONSOLIDATED MINING CO
filed 1997-08-15
CIK 19913

10

          -U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB

OMB Approval
OMB Number:xxxx-xxxx
Expires: Approval Pending
Estimated Average Burden Hours Per Response: 1.0

(Mark One)

  x    Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1997

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

     YES  X              NO

                         6,050,609
     Number of shares of Common Stock, par value $.50, outstanding June 30, 1997




               PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS

                                   June 30, 1997
                                (Unaudited)
Current Assets:
  Cash and cash equivalents                $      57,841
  U.S. treasury bills (at cost which
  approximates market value)
449,955
  Accounts receivable                              4,048
  Other current assets                             39,800
     Total Current Assets                        551,644

Investments in Affiliates:
  Tintic Utah Metals LLC                 3,975,873
  Other Entities                              79,961
  Advances                                    25,150
     Total Investments                   4,080,984
Property, Plant and Equipment:
  Mining claims and properties
2,421,839
  Machinery and equipment
61,758
  Accumulated depletion and
  depreciation                                   (849,951)
  Net Property, Plant and Equipment
1,633,646

Other Assets                                  26,171

                                        $ 6,292,445
                                 =========

See Notes to Condensed Consolidated Financial Statements.







              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

            LIABILITIES AND SHAREHOLDERS' EQUITY

                                              June 30, 1997
(Unaudited)
Current Liabilities:
  Accounts payable and accrued liabilities            $
18,719


Minority Interest
42,029

Shareholders' Equity:
  Preferred stock, authorized, 1,500,000
  shares of $.50 par value; issued and outstanding
  5,200 shares.                                  2,600

Common stock, authorized 20,000,000
  shares of $.50 par value; issued and outstanding
  June 30, 1997 6,050,609 shares; December 31,
  1996 5,988,109 shares.                   3,025,305

Additional paid-in capital
11,773,194
Deferred compensation                        (33,589)
Notes receivable from shareholders                (87,500)
Accumulated deficit
(8,448,738)

     Total shareholders' equity                 6,231,697

$   6,292,445
                                   =========


See Notes to Condensed Consolidated Financial Statements.






              CHIEF CONSOLIDATED MINING COMPANY
                                            AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                              For the Three Months Ended
For the Six Months Ended
June 30, 1997   June 30, 1996       June 30, 1997  June 30,
1996

Revenue:
   Sale of Surface Real Estate     $     -        $    -
$7,070             $       -
   Interest                4,804         18,229   12,002
53,461
  Other income             3,449           3,525    5,699
5,408     Total revenue               8,253        21,754
24,771                    58,869


Expenses:
  Mining Properties Costs &
  Exploration Costs                77,970
170,066        186,094         494,580    General &
Administrative     101,271          250,422        209,636
336,242       Taxes other than income taxes     2,988
7,727     12,310            24,248
  Total expense                     182,229
428,215        408,040    855,070

Net Loss              $(173,976)        $(406,461)
$(383,269)       $( 796,201)
                                    =======        =========
========      ========

Net loss per common share       $(.03)      $(.07)
$(.06)                  $(.13)
                                 ========       =========
                   ========      =========

Computation of net loss per share:
The loss per share is based on the weighted average number of shares of preferred stock (equal to common in right to receive dividends) and common stock outstanding for the six and three months periods: For the six month periods: outstanding June 30, 1997: 5,200 shares preferred 5,998,525 shares common; total 6,003,725 shares; outstanding June 30, 1996: 5,200 shares preferred, 5,911,186 shares common; total 5,916,386 shares. For the second quarter periods:
Outstanding June 30, 1997 5,200 shares preferred, 6,008,942 shares common: total 6,014,142 shares; outstanding June 30, 1996 5,200 shares preferred, 5,988,109 shares common: total 5,993,309 shares.


  See Notes to Condensed Consolidated Financial Statements.



              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                                                    For the
six months ended
                                          June 30, 1997
June 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                          $    (383,269)
$(796,201)
Adjustments to reconcile net loss to
    net cash used in operating activities:
Depreciation                                           8,900
11,163
    Amortization of deferred compensation
12,500                              12,500
Change in Assets and Liabilities:
    Increase in accounts receivable
(1,057)                         (25,169)
    Increase in other current assets                    -
(     372)
    Increase in other assets
(17,698)                        (   7,203)
    Decrease in accounts payable
      and accrued liabilities
(20,544)                         (59,342)
Net cash used in operating activities
(401,168)                       (864,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in U.S. treasury bills, net
171,259                   1,331,769
Mining property development costs
  and acquisitions of machinery and equipment
(2,000)                  (1,099,360)
Increase in investments and advances to affiliates
-                                   (550)
Net cash provided by investing activities
169,259                         231,859

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock             237,500
525,000

Net cash provided by financing activities
237,500                        525,000

Net increase (decrease) in cash and cash equivalents
5,591                       (107,765)

Cash and cash equivalents at beginning of period
52,250                         160,045

Cash and cash equivalents at end of period
$57,841                                    $52,280
                                      ========
========

See Notes to Condensed Consolidated Financial Statements.


              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements included herein have been prepared by registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although registrant believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed financial statements and notes thereto should be read in conjunction with registrant's financial statements and notes thereto, included in the registrant's Form 10-KSB for the year ended December 31, 1996. See "Item 2. Management's Discussion and Analysis or Plan of Operation" for current information concerning Tintic Utah Metals LLC.

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

Tintic Utah Metals LLC Joint Venture

On July 17, 1996, registrant entered into a joint venture agreement with Akiko Gold Resources, Ltd. and Korea Zinc
Co., Ltd. and formed Tintic Utah Metals LLC ("Tintic").
In connection with this transaction, registrant deeded approximately 9,000 acres of its mining claims, properties, vehicles and machinery with historical net book values on that date of approximately $3,975,000 to Tintic. The historical cost bases of the properties contributed have been classified in the June 30, 1997 balance sheet as investment in affiliates: Tintic Utah Metals LLC. No gain recognition or step-up in basis resulted from this transaction. The investment in Tintic is being accounted for under the equity method of accounting as registrant owned 50% of Tintic as at December 31, 1996 and June 30,
1997. Under the provisions of the joint venture operating agreement, losses are allocated to the members based upon the use of assets that generated the losses. Substantially all losses of the joint venture through June 30, 1997 are attributable to the use of cash contributed by Korea Zinc, Ltd. Accordingly, the accompanying condensed consolidated financial statements do not reflect any losses from the joint venture.

Rehabilitation Costs Capitalized

Registrant has capitalized $381,355 related to the rehabilitation of its Chief Number 2 shaft located on registrant's property and related buildings and equipment as of June 30, 1997. All underground drilling and related costs have been expensed as exploration costs.

Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). This statements specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for financial statements issued for all periods ending after December 15, 1997. SFAS 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15 and replaces the presentation of Primary EPS and Fully Diluted EPS. When the Company incurs a loss, common stock equivalents are not included in the calculation of the weighted average number of shares outstanding as they would be anti-dilutive. Accordingly, the adoption of SFAS 128 is not expected to have a significant impact on the Company's calculation of its net loss per common share.

Item 2.  Management's Discussion and Analysis or Plan of
Operation.

(A)  PLAN OF OPERATION.

Registrant hereby incorporates by reference "Item 6.
Management's Discussion and Analysis or Plan of Operation -
(a) Plan of Operation. " and "Item 1. Description of
Business." contained in registrant's Annual Report dated
March 28, 1997 on Form 10-KSB for the fiscal year ended
December 31, 1996 (hereinafter "1996 Form 10-KSB".)

See "Item 1. Description of Business - Operating Agreement - Capital Contributions - Initial Capital Contributions" of 1996 Form 10-KSB for information concerning Korea Zinc's and Akiko's obligations to each pay $3,000,000 to Tintic Utah Metals as its initial capital contribution. Korea Zinc has to date, paid in its full $3,000,000 initial capital contribution and has therefore earned a vested 25% membership interest in Tintic Utah Metals. Akiko has defaulted in making its first $1,000,000 installment on account of its initial capital contribution. As a result of Akiko's default, registrant's vested membership interest in Tintic Utah Metals has increased under the terms of the Operating Agreement, as amended "Operating Agreement", from 50% to 58-1/3%. Korea Zinc now has the right under the Operating Agreement to elect to pay to Tintic Utah Metals as an additional capital contribution the $1,000,000 that Akiko had so failed to pay, which payment must be made on or before October 2, 1997. If Korea Zinc elects to make that $1,000,000 capital contribution, its vested interest in Tintic Utah Metals will be increased from 25% to 33-1/3% and registrant's vested interest will be decreased back to 50% from 58-1/3%. Akiko would, in such latter event, continue to have the obligation to make the remaining two $1,000,000 installment payments of its initial capital contribution by February 1, 1998 and July 1, 1998, respectively. However, at this time, Akiko has no vested membership interest in Tintic Utah Metals.

If Korea Zinc does not elect to make the $1,000,000 additional capital contribution by October 2, 1997, then in such event, registrant's vested membership interest in Tintic Utah Metals will be automatically increased to 75%. Both Akiko and Korea Zinc would, in such latter event, be deemed to have relinquished any right to acquire any further membership interests in Tintic Utah Metals, with Korea Zinc thus remaining as owner of a 25% vested membership interest and Akiko having no membership interest in Tintic Utah Metals.

RESULTS OF OPERATION:

Registrant had no revenues from mining operations during the year 1996 or during the first six months of 1997.
Registrant had income from sales of surface real estate of
$7,070
during the first six months of 1997. No surface real estate was sold during the first six months of 1996.

Registrant's loss from operations for the six months ended
June 30, 1997 as compared to Registrant's loss from operations for the six months ended June 30,1996 decreased in the amount of $412,932. Registrant's loss from operations for the three months ended June 30, 1997 as compared to registrant's loss from operations for the three months ended June 30, 1996 decreased in the amount of $232,485. The decrease in loss for both periods resulted primarily from the transfer of the financial responsibility for rehabilitation and exploration activities on its East
Tintic operational area properties in Utah to Tintic Utah
Metals LLC, and the completion of the drilling program on Registrant's Main Tintic District properties in the second quarter of 1997.

Absent income from sales of surface real estate or other sources, registrant expects to continue funding its operating overhead for the balance of 1997, and the first half of 1998, utilizing its cash and U.S. Treasury Bills on hand and, if required, through the private placement of its shares. During the second quarter of 1997, Registrant sold
62,500 shares of restricted common stock to accredited investors for $4.00 per share. The sale of stock generated net proceeds of $237,500 (net of commissions of $12,500).
The proceeds from this sale of stock will be used to fund the short term operating requirement of Registrant.

Disclosure Regarding the Remainder of 1997

Registrant anticipates that during the remainder of 1997 it will continue its efforts to further the development of the Trixie Mine and Main District Mines on its own or by seeking a joint venture partner. In addition, registrant will continue to work with Tintic Utah Metals LLC on the development of the Burgin Mine.




This report, including registrant's Form 10-KSB for the year ended December 31, 1996 incorporated in this Report by reference, contains forward-looking information and therefore it necessarily involves risks and uncertainties. Factors that could cause actual events to differ materially from these forward-looking statements include, but are not limited to, the following: Korea Zinc and Akiko completing the funding of the remaining $3,000,000 initial capital contributions payable to Tintic Utah Metals; Tintic Utah Metal's ability to obtain approval of the permitting application for the Burgin by the Utah Division of Water Quality; obtaining of an acceptable feasibility study; and Tintic Utah Metal's ability to obtain financing to fund a mining operation at the Burgin. These and other risks are described in the Company's filings with the Securities and Exchange Commission, including the registrant's Annual Report on Securities and Exchange Commission Form 10-KSB for the year ended December 31, 1996.




                 PART II.  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CHIEF CONSOLIDATED MINING COMPANY
     (Registrant)




August 15, 1997          /s/LEONARD WEITZ
               (Signature and Title)
               Leonard Weitz
               Chairman of the Board of Directors, and
               Principal Executive Officer





August 15, 1997          /s/EDWARD R. SCHWARTZ
               (Signature and Title)
               Edward R. Schwartz
               Director, Treasurer,
               Principal Financial Officer and
               Principal Accounting Officer