Form 10-Q
period 1997-09-30
CHIEF CONSOLIDATED MINING CO
filed 1997-11-13
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

OMB Approval
OMB Number:xxxx-xxxx
Expires: Approval Pending
Estimated Average Burden Hours Per Response: 1.0

(Mark One)

  x    Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
	For the quarterly period ended September 30, 1997

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

					6,050,609
Number of shares of Common Stock, par value $.50, outstanding September 30, 1997




PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHIEF CONSOLIDATED MINING COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

				            				September
30, 1997

(Unaudited)
Current Assets:
  Cash 						   			$
	53,134
  U.S. treasury bills (at cost which
    approximates market value)
		    321,293
  Accounts receivable
	16,578
  Other current assets
	39,800
	Total Current Assets
430,805

Investments in Affiliates:
  Tintic Utah Metals LLC
3,975,873
  Other entities
		79,961
  Advances
	25,150
	Total Investments
4,080,984
Property, Plant and Equipment:
  Mining claims and properties
		      2,421,839
  Machinery and equipment

61,844
  Accumulated depletion and
    depreciation
	        (853,927)
       Net Property, Plant and Equipment

1,629,756

Other Assets
	18,924

					               			   $
6,160,469

=========

See Notes to Condensed Consolidated Financial Statements.






CHIEF CONSOLIDATED MINING COMPANY
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY


September 30, 1997
			          		(Unaudited)
Current Liabilities:
  Accounts payable and accrued liabilities
	         $	       29,154


Minority Interest
			       42,029

Shareholders' Equity:
  Preferred stock, authorized 1,500,000
    shares of $.50 par value; issued and outstanding
    5,200 shares.
2,600


  Common stock, authorized 20,000,000
    shares of $.50 par value; issued and outstanding
    6,050,609 shares;
3,025,305

 Additional paid-in capital

11,773,194
 Deferred compensation
(27,339)
 Notes receivable from shareholders
	    (87,500)
 Accumulated deficit

(8,596,974)

	Total shareholders' equity
	 6,089,286
$  6,160,469

=========


See Notes to Condensed Consolidated
 Financial Statements.





CHIEF CONSOLIDATED MINING COMPANY
                                            AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

		                 	For the Three Months Ended
	For the Nine Months Ended
	Sept. 30, 1997   Sept. 30, 1996       Sept. 30, 1997
Sept. 30, 1996

Revenues:
  Sale of  real estate 	          $30,620     	$    -
$37,690	         $       -
  Interest			  6,224		 11,000	18,226
64,461
  Other income			  2,550		 20,781 	  8,249
26,189
  Total revenues	            39,394 	 31,781	64,165
	 90,650


Expenses:
 Mining properties costs &

   exploration costs                 39,358
268,512        225,452	 	 763,092      General &
administrative      140,472       	 138,607        350,108
474,849        Taxes other than income taxes     8,225
5,207 	20,535		   29,455
  Total expense                     188,055
412,326        596,095          1,267,396

Net Loss		       $(148,661)        $(380,545)
$(531,930)      $(1,176,746)
	                               =======        =========
========      ========

Net loss per common share       $(.02)	    $(.06)
$(.09)          	    $(.20)
	                         ========       =========
========      =========




Weighted average common
  shares outstanding	        6,050,609	5,988,109
	6,016,029	5,911,186
			       =========	========	========
	========

See Notes to Condensed Consolidated Financial Statements.





CHIEF CONSOLIDATED MINING COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
					                           For the
nine months ended
					                 Sept. 30, 1997
Sept. 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss					    $    (531,930)
$(1,176,746)
Adjustments to reconcile net loss to
    net cash used in operating activities:
Depreciation		   	             	              13,350
		       15,147    Amortization of deferred
compensation                       18,750
18,750
Change in Assets and Liabilities:
 Decrease (increase) in accounts receivable
(13,587)                           15,437
 Increase in other current assets			      -
(   994)
 Decrease (increase) in other assets
(10,451)                            4,219
 Decrease in accounts payable
 and accrued liabilities
(10,109)                        (174,419)
   Net cash used in operating activities
(533,977)                     (1,298,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in U.S. treasury bills, net
299,921   	           1,726,702
Mining property development costs
  and acquisitions of machinery and equipment
(2,060)    	          (1,051,917)
Increase in investments and advances to affiliates
-   	                            (4,000)
  Net cash provided by investing activities
297,861                         670,785

CASH FLOWS FROM FINANCING ACTIVITIES:
525,000


Net increase (decrease) in cash
1,384                       (102,821)

Cash at beginning of period 52,250
160,045

Cash at end of period
$53,634                 	  $57,224
			      			        ========
========

See Notes to Condensed Consolidated Financial Statements.





CHIEF CONSOLIDATED MINING COMPANY
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements included herein have been prepared by registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although registrant believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed financial statements and notes thereto should be read in conjunction with registrant's financial statements and notes thereto, included in the registrant's Form 10-KSB for the year ended December 31, 1996. See "Item 2. Management's Discussion and Analysis or Plan of Operation" for current information concerning Tintic Utah Metals LLC.

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

Tintic Utah Metals LLC Joint Venture

On July 17, 1996, registrant entered into a joint venture agreement with Akiko Gold Resources, Ltd. ("Akiko") and a wholly owned subsidiary of Korea Zinc Co., Ltd. ("Korea
Zinc") and formed Tintic Utah Metals LLC ("Tintic"). In connection with this transaction, registrant transferred approximately 9,000 acres of its mining claims, properties, vehicles and machinery with historical net book values on that date of approximately $3,975,000 to Tintic. The historical cost bases of the properties contributed have been classified in the September 30, 1997 balance sheet as investment in affiliates: Tintic Utah Metals LLC. No gain recognition or step-up in basis resulted from this transaction. The investment in Tintic is being accounted for under the equity method of accounting as registrant owned 50% of Tintic at December 31, 1996 and 75% of Tintic
September 30, 1997. Under the provisions of the joint venture Operating Agreement, losses are allocated to the members based upon the use of assets that generated the losses. Substantially all losses of the joint venture through September 30, 1997 are attributable to the use of cash contributed by Korea Zinc, Ltd. Accordingly, the accompanying condensed consolidated financial statements do not reflect any losses from the joint venture.

In connection with registrant's increase in ownership to 75% of Tintic on October 2, 1997 (See "Item 2, Management's
Discussion and Analysis or Plan of Operation"), the investment in Tintic will be accounted for as a majority owned consolidated subsidiary as of that date.

Rehabilitation Costs Capitalized

Registrant has capitalized $381,355 related to the rehabilitation of its Chief Number 2 shaft located on registrant's property and related buildings and equipment as of September 30, 1997. All underground drilling and related costs have been expensed as exploration costs.

Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No.128). This statements specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for financial statements issued for all periods ending after December 15, 1997. SFAS No.128 simplifies the standards for computing EPS previously found in APB Opinion No. 15 and replaces the presentation of Primary EPS and Fully Diluted EPS. When the Company incurs a loss, common stock equivalents are not included in the calculation of the weighted average number of shares outstanding as they would be anti-dilutive. Accordingly, the adoption of SFAS No.128 is not expected to have a significant impact on the Company's calculation of net loss per common share.

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

See "Item 1. Description of Business - Operating Agreement - Capital Contributions - Initial Capital Contributions" of 1996 Form 10-KSB for information concerning Korea Zinc's and Akiko's obligations to each pay $3,000,000 to Tintic Utah Metals LLC ("Tintic") as its initial capital contribution. Korea Zinc paid its full $3,000,000 initial capital contribution and earned a vested 25% membership interest in Tintic. On August 15, 1997 Akiko failed to pay its initial $1,000,000 installment due on account of its capital
contribution obligation.   As a result of Akiko's failure to
pay, Korea Zinc had a right under the Operating Agreement, as amended on March 11, 1997, to increase its membership interest by 8-1/3% by contributing an additional $1,000,000 to the capital of Tintic by October 2, 1997. Korea Zinc did not make such payment. As a result, registrant's vested membership interest increased to 75%. Korea Zinc's membership interest is now fixed at 25% and Akiko no longer has the right to acquire any membership interest in Tintic.

RESULTS OF OPERATION:

Registrant had no revenues from mining operations during the year 1996 or during the first nine months of 1997. Registrant had income from sales of surface real estate of $37,690 during the first nine months of 1997 of which $30,620 was sold during the third quarter of 1997. No surface real estate was sold during the first nine months of 1996.

Registrant's net loss for the nine months ended September 30, 1997 as compared to Registrant's net loss for the nine months ended September 30, 1996 decreased by $644,816. Registrant's net loss for the three months ended September 30, 1997 as compared to registrant's net loss for the three months ended September 30, 1996 decreased by $231,884. The decrease in net loss for both periods resulted primarily from the transfer of the financial responsibility for rehabilitation and exploration activities on its East Tintic operational area properties in Utah to Tintic Utah Metals LLC, and the completion of the drilling program on Registrant's Main Tintic District properties in the second quarter of 1997.

Registrant expects to continue funding its operating overhead for the balance of 1997 and the first nine months of 1998 utilizing income from sales of surface real estate and other sources, in addition to its cash and U.S. Treasury
Bills on hand and, if required, through the private placement of its common shares.

Registrant anticipates that during the remainder of 1997, it will continue its efforts to further the development of the Trixie Mine and Main District Mines on its own or by contributing it to Tintic Utah Metals LLC pursuant to the terms of the operating agreement, or by seeking a joint venture partner. In addition, registrant will continue to work with Tintic Utah Metals LLC on the development of the Burgin Mine.

Registrant, based on increasing interest in its buildable real estate holdings in Utah, will continue to pursue the possibility of real estate sales or joint venture development of its real estate in areas that are suitable for residential or commercial building.








This report, including registrant's Form 10-KSB for the year ended December 31, 1996 incorporated in this Report by reference, contains forward-looking information and therefore it necessarily involves risks and uncertainties. Factors that could cause actual events to differ materially from these forward-looking statements include, but are not limited to, the following: Tintic Utah Metal's ability to obtain approval of the permitting application for the Burgin Mine by the Utah Division of Water Quality; obtaining of an acceptable feasibility study; and Tintic Utah Metal's ability to obtain financing to fund a mining operation at the Burgin Mine. These and other risks are described in the Company's filings with the Securities and Exchange Commission, including the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
		None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIEF CONSOLIDATED MINING COMPANY
	(Registrant)





November 13, 1997		/s/LEONARD WEITZ
			(Signature and Title)
			Leonard Weitz
			Chairman of the Board of Directors, and
			Principal Executive Officer




November 13, 1997		/s/EDWARD R. SCHWARTZ
			(Signature and Title)
			Edward R. Schwartz
			Director, Treasurer,
			Principal Financial Officer and
			Principal Accounting Officer