Form 10-K
period 1997-12-31
CHIEF CONSOLIDATED MINING CO
filed 1998-03-30
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                         FORM 10-KSB
(Mark One)
   1
   x      Annual report under Section 13 or 15(d) of the
Securities Exchange Act of 1934         (Fee required)

     For the fiscal year ended December 31, 1997

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

     Common stock, $0.50 par value The NASDAQ Stock Market SM

                              Pacific Exchange


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

     State issuer's revenues for its most recent fiscal year.
$85,893

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $27,762,000 as of March 11, 1998.

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

        ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                       THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.

Yes                      No

            APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                         Outstanding at March 11, 1998

Common Stock $0.50 par value            6,505,709





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





































                              PART I


Item 1.  Description of Business.

General.

     Registrant is a corporation formed under the laws of Arizona in 1909. Registrant's mining office is located in Eureka, Juab County, Utah 84628. In March 1997, registrant moved its executive office in New York City to 500 Fifth Avenue, New York, NY 10110. Registrant has a total of four employees, including a mine manager employed in Utah and three employees in New York. Six of registrant's employees are now employed by Tintic Utah Metals LLC in Utah, as described hereinbelow.

     Registrant is the owner of, or has a vested interest in, approximately 14,500 acres of patented mining ground in the Tintic Mining District, Juab and Utah Counties, and approximately 200 acres of unpatented mining claims in the same area. Registrant, through a wholly owned subsidiary, is the owner of an additional 2,554 acres of patented mining properties also located in the East Tintic Mining District. See "Item 2. Description of Property.-Ownership and Interests In Acreage and Location." for information concerning the composition and use of said properties. Registrant holds stock interests in other companies owning mining properties, all of which are consolidated or unconsolidated subsidiaries of registrant. Registrant also owns a 75% vested interest in Tintic Utah Metals LLC, a limited liability company ("Tintic Utah Metals") formed under the Colorado Limited Liability Company Act (the "Colorado Act") on July 29, 1996, as the vehicle for a joint venture project for the development of certain properties contributed by registrant to Tintic Utah Metals. For financial reporting purposes, Tintic Utah Metals is consolidated with registrant.

     In July, 1996, registrant transferred a substantial portion of its properties (including the Burgin Mine) to Tintic Utah Metals in exchange for a vested 50% membership interest in Tintic Utah Metals. The other original members of Tintic Utah Metals were KZ Utah, Inc. ("Korea Zinc"), a wholly owned U.S. subsidiary of Korea Zinc Co., Ltd., and, a wholly owned subsidiary of AKIKO Gold Resources Ltd. ("Akiko"). Those two other members were to provide initial cash capitalization to Tintic Utah Metals under the terms of an Operating Agreement dated July 17, 1996 between the members; however, as a result of Akiko's failure to make its required cash contributions, Akiko lost its status as a member of Tintic Utah Metals on October 2, 1997 (effective as of August 15,
1997) and registrant's vested membership interest in Tintic Utah Metals was increased from 50% to 75%. By amendment to the Operating Agreement dated March 11, 1997, Korea Zinc became the owner of the remaining 25% membership interest in Tintic Utah Metals. See "Operating Agreement." and "Tintic Utah Metals LLC.", below. Beginning in 1994, and up to the time that registrant transferred the properties to Tintic Utah Metals, mine development work, including underground drilling and drifting, was conducted by registrant's employees, which then numbered fifteen in Utah, and in some instances by outside contractors. After the transfer of the properties by registrant to Tintic Utah Metals, Tintic Utah Metals hired its own employees to continue the drilling and development work. See "Item 2. Description of Property - Underground Drilling Program at Burgin Mine". Tintic Utah Metals currently has an executive director and eight other employees . Tintic Utah Metals entered into an agreement with Thyssen Mining Construction of Canada, Ltd. ("Thyssen Mining") dated November 12, 1996, whereunder Thyssen Mining will conduct preliminary engineering design, budgeting and planning services. See "Tintic Utah Metals LLC-Agreement With Thyssen Mining", below. In addition, registrant entered into a letter of intent with Thyssen Mining dated November 18, 1997 relating to Tintic Utah Metals. See "Registrant's Letter of Intent With Thyssen Mining", below.

Tintic Utah Metals LLC-Agreement With Thyssen Mining.

     Tintic Utah Metals entered into an agreement dated November 12, 1996 with Thyssen Mining that contemplates several phases of work by Thyssen. During the first phase, Thyssen Mining has been conducting preliminary engineering design, budgeting and planning services for the Burgin Mine shaft sinking, underground development and contract mining, with the view towards obtaining a bankable feasibility study. The completion of the feasibility study is awaiting the approval by State of Utah regulatory agencies of Tintic Utah Metal's proposed method for dewatering below the water table of the Burgin Mine. Thyssen will be reimbursed by Tintic Utah Metals for Thyssen's expenditures to date only if project financing is obtained as a result of Thyssen's feasibility work. The second phase of Thyssen's work under the agreement, if project financing is obtained, would involve the completion of all necessary construction and development work, including construction of the major additional production shaft and requisite dewatering to bring the Burgin Mine into production. If the first two phases of the agreement were successful, the third phase would involve Thyssen's contracting with Tintic Utah Metals to operate the Burgin Mine and sending Burgin ore production to Korea Zinc and/or other smelters for smelting, as provided in the Operating Agreement. Under the terms of the agreement with Thyssen, either Tintic Utah Metals or Thyssen may terminate the agreement upon notice to the other. See "Item 6. Management's Discussion and Analysis or Plan of Operation.-PLAN OF OPERATION- Tintic Utah Metals- Burgin Mine."for current information concerning Tintic Utah Metals's plans to initiate a development program in the already permitted area of the Burgin Mine above the water table.

Operating Agreement.

     The Operating Agreement, executed as of July 17, 1996, as modified by amendments dated as of March 11, 1997 and November 17, 1997 ("Operating Agreement"), encompasses the agreement reached between registrant, Korea Zinc and Akiko to use Tintic Utah Metals as the vehicle for a joint venture project for the development of certain properties contributed by registrant to Tintic Utah Metals. The vested membership interests in Tintic Utah Metals are registrant 75% and Korea Zinc 25%; Akiko no longer has any interest in Tintic Utah Metals. Pursuant to the terms of the Operating Agreement, registrant has transferred to Tintic Utah Metals, the mining rights to approximately 8,500 acres of its patented mining property in the East Tintic Mining District of Utah, including the Burgin Mine, and approximately 200 acres of unpatented mining claims in the same vicinity. The Operating Agreement also provides that all the business and operations relating to the development and mining of the East Tintic Mining District properties so transferred to Tintic Utah Metals will be conducted by Tintic Utah Metals. Korea Zinc has paid $3,000,000 to Tintic Utah Metals to become vested in its 25%
membership interest.   See "Capital Contributions.- Initial
Capital Contributions.", below.

     Any additional cash contributions by registrant and Korea Zinc, as the members of Tintic Utah Metals, shall be made based upon their respective membership percentage interests. The exact amount of any additional cash contributions will depend upon the program and budgetary requirements of Tintic Utah Metals. See "Item 6. Management's Discussion and Analysis or Plan of Operation.-PLAN OF OPERATION- Tintic Utah Metals- Burgin Mine-Tintic Utah Metal's Funding Of Work To Be Done."

     The primary goal of Tintic Utah Metals is to bring the Burgin Mine back into production. The Operating Agreement contains a comprehensive agreement between registrant and Korea Zinc that governs the management and operation of the properties owned by Tintic Utah Metals and each of the parties rights and obligations as to each other. The following briefly summarizes some of the important aspects of the Operating Agreement:

     Capital Contributions.

     Initial Capital Contributions:   Registrant's initial
capital contribution to Tintic Utah Metals was registrant's East Tintic Mining District properties, including the Burgin Mine, and all equipment and other mining property and assets and all information and data relating to same. Korea Zinc's initial capital contribution to Tintic Utah Metals was $3,000,000 paid in cash.

     Later Capital Contributions: Registrant and Korea Zinc, as the members of Tintic Utah Metals, make additional contributions to fund approved programs and budgets in proportion to the members' respective percentage interests in Tintic Utah Metals. The failure of a member to meet its contribution requirement could result in the dilution of that member's percentage interest.

     Management of Tintic Utah Metals.

     The management of Tintic Utah Metals will be conducted by the two members through a management committee, with each member having its representatives on the committee. Each member will designate one of its representatives on the committee to vote on matters coming before the committee, which vote shall be in proportion to the member's respective membership percentage interest. Unless the Operating Agreement specifically provides for a unanimous vote, the affirmative vote of the members holding a majority of the members' percentage interests shall determine the decisions of the management committee. A majority vote to approve a program and budget is needed, but the approval of a program and budget for major mining development requires the unanimous affirmative vote of the members.

     The Operating Agreement will provide that the members shall unanimously select an operations director who shall have the delegated power to manage, direct and control operations of Tintic Utah Metals in accordance with programs and budgets approved by the members' management committee and implement the decisions of the members. The operations director shall be on the management committee, but shall not have any vote. The members have designated the title of Executive Director to the operations director position.

     Programs and Budgets.

     The operations of Tintic Utah Metals shall be conducted, expenses shall be incurred, and assets shall be acquired only pursuant to approved programs and budgets. The members, through the vote of the management committee, shall vote on proposed programs and budgets. Funds contributed by Korea Zinc during the initial contribution phase were used to produce information for a feasibility study. The purpose of such a feasibility study is to assist the members in deciding whether to bring the Burgin Mine into production and, if a decision to produce is unanimously made by the members, to provide the basis for a program of development, including mine rehabilitation and construction. If a production program is approved by the members, Tintic Utah Metals will attempt to arrange project financing for that production program, which financing may be secured by Tintic Utah Metals' interest in its properties and other assets. Tintic Utah Metals may retain consultants and other mining specialists in connection with the various phases of its operations. See "Tintic Utah Metals LLC-Agreement With Thyssen Mining.", above.

     Tax Implications of Tintic Utah Metals.

     It is the intention of the members that Tintic Utah Metals be treated as a partnership under the Internal Revenue Code of 1986, as amended. Accordingly, registrant will include its proportionate share of income or loss from Tintic Utah Metals in registrant's corporation income tax return. A member's percentage interest in Tintic Utah Metals will determine the member`s proportionate share of income or loss, except the Operating Agreement will provide that each member will be allocated expense deductions emanating from the property such member has contributed to Tintic Utah Metals. Thus, Korea Zinc will be allocated the tax deductions that arise from its Initial Cash Contribution and registrant will be allocated the tax deductions that arise from its contribution of East Tintic Mining properties, such as cost depletion, depreciation on equipment, and development costs.

     Distributions By Tintic Utah Metals.

     Distributions of cash or property by Tintic Utah Metals will be made to the members on a pro-rata basis in proportion to their percentage interests on the date of distribution. The Operating Agreement contains provisions that define the members rights to receive such distributions.



     Right of First Refusal.

     If a member desires to sell its interest in Tintic Utah Metals to a third party, the Operating Agreement provides the mechanics under which the other member has the prior right to purchase the selling member's interest on the same terms as offered by the third party.

     Projected Costs and Time Involving the Burgin Mine.

     If the development work and other aspects of the Burgin Mine's main orebody are successfully completed by Tintic Utah Metals, including obtaining a permit issued by the State of Utah regulatory agencies for Tintic Utah Metal's proposed method for dewatering below the water table of the Burgin Mine, and a production budget is agreed upon by the members and adequate financing obtained, registrant estimates that it would be a minimum of two years before the Burgin Mine's main orebody would be in full production. Limited production from the Burgin Mine could result prior to that date if economic ore can be mined above the water table. Based upon current costs, it is estimated that approximately $30 to $40 million of additional financing will be required to bring the Burgin Mine into full operation. See "Item 6. Management's Discussion And Analysis Or Plan Of Operation.- PLAN OF OPERATION- Tintic Utah Metals- Burgin Mine." for information concerning the current value of proven and probable ore reserves of the Burgin Mine and Tintic Utah Metals's plans to initiate a development program in the already permitted area of the Burgin Mine above the water table.

Registrant's Letter of Intent With Thyssen Mining

     Registrant entered into a Letter of Intent dated November 18, 1997 with Thyssen Mining that contemplates a series of agreements and events that would include the purchase from Chief of a 24% membership interest in Tintic Utah Metals, by a corporation to be formed and controlled by Thyssen. Such a purchase would have the effect of reducing registrant's current 75% vested membership interest in Tintic Utah Metals to 51%, with the corporation controlled by Thyssen Mining owning 24%; Korea Zinc would continue with its 25% membership interest. The terms of the Letter of Intent call for the Thyssen Mining controlled corporation to pay to registrant $3,500,000 for the 24% membership interest, the said purchase price to be comprised of $2,500,000 in cash and Thyssen's obligation to perform $1,000,000 of mining services and supplying of materials as computed at Thyssen Mining's cost. Thyssen would also receive 125,000 shares of registrant's unregistered restricted common stock as part of such a purchase.

     Thyssen Mining would raise the $2,500,000 cash portion of the purchase price through a public offering of a corporation to be formed and controlled by Thyssen. Upon receipt of the $2,500,000 by registrant, the Letter of Intent anticipates that registrant would loan $1,500,000 to Tintic Utah Metals in order to provide additional working capital. Registrant would retain the remaining $1,000,000 to be expended for its own corporate purposes. See "Item 6. Management's Discussion And Analysis Or Plan Of Operation.- PLAN OF OPERATION-Main Tintic Mining District Project-Trixie Mine-Proposed Development of Properties For Residential Use."

     Thyssen Mining would be obligated to registrant to perform the $1,000,000 worth of mining services and supplying of materials portion of the purchase price at locations to be selected by registrant. It is the present intention of registrant that, if the purchase contemplated under the Letter of Intent is consummated, it will require Thyssen Mining to perform services and supply materials primarily for the benefit of the Burgin Mine (owned by Tintic Utah Metals) and the Trixie Mine (owned by registrant's wholly owned subsidiary, Chief Gold Mines, Inc.). To the extent that registrant causes services to be performed and materials furnished by Thyssen Mining at the Burgin Mine, registrant will receive credit from Tintic Utah Metals for having made additional capital contributions or loans to Tintic Utah Metals.

     The transactions contemplated under the Letter of Intent are subject to various conditions, including: the successful negotiations of agreements involved; corporate approvals; such approvals of Korea Zinc as are required under the Tintic Utah Metals's Operating Agreement; and the completion of a public offering by a Thyssen Mining controlled corporation. There can be no assurance that any of these conditions will be met. The transactions contemplated under the Letter of Intent have not yet been initiated. See "Tintic Utah Metals LLC-Agreement With Thyssen Mining", above for a description of agreement between Thyssen Mining and Tintic Utah Metals that is currently in effect.

Main Tintic Mining District Project.

     The area known as registrant's Main Tintic Mining District consists of approximately 6,000 acres owned by registrant. See "Item 2. Description of Property- Main Tintic Mining District." In October 1996, Registrant completed an up-to-date refurbishing of the Chief No. 2 shaft. The shaft has been opened since 1979 when it was rehabilitated by Asarco Inc. under a lease that expired in 1984. In February 1997, as part of an underground exploratory drilling program, a successful link-up of four separate mines located on registrant's Main Tintic Mining District properties was accomplished by registrant by means of opening drifts from one of those mines, the Plutus Mine. As a result, registrant has gained access via the Chief No. 2 shaft to the Plutus Mine, the Eagle Mine, the Gemini Mine and the Chief Consolidated Mine.

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

Merger of South Standard Into Registrant.

      Effective June 28 1996, Chief Gold Mines, Inc.("Chief Gold Mines"), a wholly owned subsidiary of registrant, acquired 2,554 acres of patented mining properties in the East Tintic Mining District, including the Trixie Mine, as a result of the merger of South Standard Mining Company ("South Standard") into Chief Gold Mines. Shareholders of South Standard approved the merger; no approval of the merger by shareholders of registrant was required under Arizona law. In exchange for each South Standard share, each shareholder of South Standard received 0.3 share of registrant's common stock. Registrant's 372,515 shares issued pursuant to the merger terms were registered with the U.S. Securities and Exchange Commission under a registration statement that became effective May 8, 1996. South Standard had outstanding 1,241,717 shares of common stock which resulted in a 6.9% increase of the number of registrant's outstanding shares at the time the merger was approved by South Standard shareholders. No shareholders of South Standard exercised the right to dissent from the merger that was available to them under Utah law. The market value for the 372,515 shares of registrant's common stock issued to the South Standard shareholders as a result of the merger was approximately $3.4 million on June 21, 1996, the date approval was given.

     See "Item 2. Description Of Property- Mining Properties
Received As Result of Merger." and "Item 6. Management's
Discussion And Analysis Or Plan Of Operation.- PLAN OF OPERATION-
Trixie Mine."

Item 2.  Description of Property.

Ownership and Interests In Acreage and Location.

     Registrant is the owner of, or has a vested interest in, approximately 14,500 acres of patented mining ground in the Tintic Mining District, Juab and Utah Counties, and approximately 200 acres of unpatented mining claims in the same area. Registrant, through its wholly owned subsidiary, Chief Gold Mines, Inc., is the owner of an additional 2,554 acres of patented mining properties, also located in the East Tintic Mining District. Title to patented mining ground is land owned in fee and vested in the owner thereof; unpatented mining claims are possessory rights to land owned by the U.S. Government and are subject to annual rental payments and other conditions as to validity. The location of these properties and the nature of registrant's ownership and interests are as follows:

     East Tintic Mining District. Consists of approximately 11,054 acres of patented ground and 200 acres of unpatented mining claims. Pursuant to the terms of the Operating Agreement, registrant transferred ownership of approximately 8,500 acres of its patented ground and 200 acres of unpatented mining claims to Tintic Utah Metals. See "Item 1. Description of Business.- General.- Tintic Utah Metals LLC Agreement With Thyssen Mining.- Operating Agreement." for a description of Tintic Utah Metals, registrant's vested 75% membership interest Tintic Utah Metals, various terms of the Operating Agreement, the amount of Initial Cash Contribution made by Korea Zinc and other aspects of Tintic Utah Metals.

     Included within the East Tintic Mining District properties transferred by registrant to Tintic Utah Metals, is the Burgin Mine that was operated by Kennecott Corporation ("Kennecott") from 1966 to 1978, as part of property that Kennecott had leased from registrant and other co-lessors under a Unit Lease ("Unit Lease"), and a concentrating mill and various other buildings and support facilities that were built by Kennecott on the property that was then leased by Kennecott. In 1978, the Burgin Mine properties were returned to registrant; in 1980 registrant leased the underground mining rights to the Burgin Mine to Sunshine Mining Company ("Sunshine'); in 1983 Kennecott sold its interest in the Unit Lease to Sunshine Mining Company ("Sunshine'); and, in 1992 both the Unit Lease and registrant's lease with Sunshine were terminated and the Burgin Mine properties were returned to registrant free of any lease. See "Item 1. Description of Business.-Operating Agreement." for information on Burgin Mine and registrant's vested interest in Tintic Utah Metals.

     Main Tintic Mining District. Consists of approximately 6,000 acres of patented mining ground owned by registrant and is not a part of the Operating Agreement or Tintic Utah Metals.
This acreage in the Main Tintic Mining District includes several sites targeted by registrant for future exploration and development. Included is the Plutus Mine upon which registrant initiated exploratory drilling in 1996 that continued into 1997. See "Item 1. Description of Business.-Main Tintic Mining District Project." and "Item 6. Management's Discussion and Analysis or Plan of Operation-PLAN OF OPERATION-Main Tintic Mining District Project."

Production From Burgin Mine While Under Lease To Kennecott.

     Kennecott mined 1,870,218 tons of ore from the Burgin Mine orebody between 1967 and 1978 under a Unit Lease over a twelve year period which produced: 10,929,978 ounces of silver;
338,127,751 pounds of lead and 349,209,284 pounds of zinc.   See
"East Tintic Mining District.", above. Kennecott, during that period, never reported Burgin ore reserve figures to registrant.

Proven And Probable Ore Reserves At The Burgin Mine.

     Sunshine acquired the underground mining rights to the Burgin Mine in 1980. When Sunshine purchased the Unit Lease from Kennecott in 1983, Sunshine gained the use of the mining shafts and other capital improvements previously made by Kennecott on the properties. See "East Tintic Mining District.", above, and
"Physical Condition Of The Burgin Mine.", below.   As lessee of
the Burgin Mine, Sunshine conducted extensive surface and underground drilling programs and computed the property's proven and probable ore reserves. Sunshine had access to the proven and probable ore reserves by means of the Burgin Mine's Apex Number 2 shaft. The shaft, together with the connecting drifts and drill stations, had been rehabilitated by Sunshine at a cost of approximately $6 million. After the Burgin Mine was returned to registrant in 1992, registrant continued to have access to the reserves through the Apex Number 2 shaft, and the shaft was utilized by registrant in its underground drilling program, up to the time registrant transferred the Burgin Mine properties to Tintic Utah Metals in July 1996 under the terms of the Operating Agreement. See "Item 1. Description of Business.- Operating Agreement." After the property was transferred to Tintic Utah Metals, the underground drilling program was continued by Tintic Utah Metals and independent consultants were hired to calculate the ore reserves based on the results of the drilling programs, who substantiated the earlier Sunshine ore reserve estimates, with essentially the same grades. Tintic Utah Metals's consultants, as shown in the chart below, have currently estimated a total of 1,075,000 million tons of proven and probable ore reserves. In addition, because of extensive positive drilling results and the fact that the Burgin Mine deposit was mined for over 1,800,000 tons of ore by Kennecott, without Kennecott ever drilling for reserves, there is a high degree of confidence by Tintic Utah Metals that inferred or possible resources currently estimated at 407,000 additional tons will probably be realized.

     Tintic Utah Metals terminated its underground drilling program in the third quarter of 1997 to the north and south of the main Burgin orebody when it determined that the ore reserves at the Burgin Mine were sufficient to justify developing the Burgin Mine, subject to the approval by State of Utah regulatory agencies of Tintic Utah Metals' proposed method for dewatering below the water table of the Burgin Mine. However, Tintic Utah Metals does intend to proceed early in the second quarter with the exploration and development of already permitted areas above the water table of the Burgin Mine, including the silver fissure and other potential mineralized zones. See "Underground Drilling Program At Burgin Mine",below, and "Item 6. Management's Discussion and Analysis or Plan of Operation.-PLAN OF OPERATION-Tintic Utah Metals- Burgin Mine."

     Proven and probable ore reserves, to date, of the Burgin orebody, as determined by Tintic Utah Metals's independent consultants, are estimated as follows:

                                                        Contained
Contained      Contained       Contained
                              Tons of            Ounces of
                    Pounds of      Pounds of
                          Ore              Silver
Lead           Zinc

Proven and Probable Reserves        1,075,000        17,726,750
452,360,000 143,405,000

     Possible resources of the Burgin orebody, as estimated by Tintic Utah Metals are:

                                                        Contained
Contained      Contained       Contained
                             Tons of             Ounces of
                    Pounds of        Pounds of
                         Ore               Silver            Lead
Zinc

Possible Resources (1)                    407,000
6,146,576    130,177,148     42,521,269

    (1) Possible resources tonnage exists where there is strong geologic evidence of the existence of additional ore reserves of a well known deposit, such as, in the case of the Burgin Mine, the past history of mining by Kennecott. See "Production From Burgin Mine While Under Lease To Kennecott.", above. To the extent that any future additional drilling results provide additional data, the possible resources may be upgraded to the proven and/or probable categories.

Underground Drilling Program At Burgin Mine.

     As indicated above, registrant's lease with Sunshine was terminated in 1992 and the Burgin Mine was returned to registrant as of January 1, 1993. Registrant then began its efforts to seek a joint venture partner, culminating in the formation of Tintic Utah Metals under the Operating Agreement dated July 17, 1996 and the transfer by registrant of its East Tintic Mining District properties, including the Burgin Mine, to Tintic Utah Metals.
See "Item 1. Description of Business.-Operating Agreement."
Prior to the transfer of its properties to Tintic Utah Metals, registrant had, in January 1995, initiated an underground drilling program in the west end of the Burgin Mine, together with additional drifting and the construction of five new underground drill stations. The drilling program was designed to confirm Sunshine's 1989 estimate of 1,032,173 contained tons of proven and probable ore reserves, and to increase the Burgin Mine's proven and possible ore reserves by enlarging previously delineated reserves in several areas around the perimeter of the
Burgin orebody.   After the Burgin Mine property was transferred
to Tintic Utah Metals, the drilling program was continued by
Tintic Utah Metals.   By the end of February 1997,  a total of
forty-one drill holes had been completed with assays indicating high grade mineralization intercepts in approximately one-half of these drillholes. Following are drillhole assays per ton for several of the more significant drillholes:

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

Physical Condition Of The Burgin Mine.

     While Kennecott was lessee of the Burgin Mine, it expended significant monies for capital improvements at the Mine, such as the building of a concentrating mill, three headframes and hoists, three mine shafts and underground workings, including the Apex number 2 shaft and numerous support buildings. When Sunshine succeeded Kennecott as lessee of the Burgin Mine, Sunshine expended funds in the further development of the Burgin Mine. As a result of the termination in 1992 of registrant's Burgin Lease with Sunshine and the Unit Lease, all of the assets and improvements built by both Kennecott and Sunshine at the Burgin Mine, became the property of registrant, with registrant also receiving certain real property, equipment and other personal property from Sunshine. Registrant has received independent estimates that the cost of renovating the concentrating mill built by Kennecott to process up to 1,200 tons per day, would be approximately $3.5 million, but that if Tintic Utah Metals had to completely build a similar facility at this time, the replacement cost would be in excess of $30 million.
See "Ownership and Interests in Acreage and Location-East Tintic Mining District.", above.

     Ownership of the capital improvements was transferred to Tintic Utah Metals by registrant in July 1996 as part of the transfer by registrant of its East Tintic mining properties under the terms of the Operating Agreement. See Item 1. "Description of Business.-Operating Agreement."

Registrant's Properties After Property Transfer To Tintic Utah
Metals.

     The signing of the Operating Agreement and the transfer by registrant of its East Tintic mining properties, including the Burgin Mine, to Tintic Utah Metals did not affect registrant's continuing ownership of its Main Tintic Mining District properties. See "Ownership and Interests In Acreage and Location-Main Tintic Mining District.", above.

Mining Properties Received As Result of Merger.

     South Standard was merged into Chief Gold Mines, registrant's wholly owned subsidiary, effective June 28, 1996. See "Item 1. Description of Business-Merger of South Standard Into Registrant." As a result of the merger, all of South Standard's assets, subject to its liabilities, were transferred to registrant's subsidiary. The principal asset received from South Standard as a result of the merger is 2,554 acres of patented mining properties, including the Trixie Mine properties, contiguous with the Burgin Mine properties. The Trixie Mine had been included as part of the Unit Lease with Kennecott. See "Ownership and Interests in Acreage and Location-East Tintic District.", above.

     The Trixie Mine, now owned by registrant's subsidiary, Chief Gold Mines, had been South Standard's principal mining asset. As previously reported by South Standard, limited production from the Trixie Mine in 1969 through 1992, resulted in a total of 713,478 tons of ore being mined containing an average per ton grade of 0.21 ounces of gold per ton and 6.55 ounces of silver, for a total of 150,048 ounces of gold and 4,670,289 ounces of silver. There has been no production of ore from the Trixie Mine since October 1992, when it was closed by Sunshine a month before the Unit Lease was terminated. See "Item 6. Management's Discussion And Analysis Or Plan Of Operation.- PLAN OF OPERATION-Trixie Mine."

Proposed Development of Properties For Residential Use.

     Registrant estimates that approximately 6,000 to 7,000 acres of its Utah properties have a potential for residential and/or commercial development. During the fourth quarter of 1997, registrant believed that a tentative understanding through a broker involving the development of up to 1,000 acres for a retirement community would result in a formal agreement.
However, due to last minute contractual demands made by the broker that were unacceptable to registrant, no written agreement was reached. During the first quarter of 1998, interest by other brokers and developers in registrant's real estate has increased. Registrant is examining the possibility of developing its buildable acreage on its own and also in conjunction with other developers.

Item 3.  Legal Proceedings.
       None

Item 4.  Submission of Matters to a Vote of Security Holders.

     A Special Meeting in Lieu of Annual Meeting of registrant's shareholders was held on November 19, 1997. The proposals voted upon at the meeting and the results of such voting were as follows:

(1) Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.
Management's slate of Directors was elected at the meeting:

Management's Slate
of Directors Elected:          Votes Cast            Votes
Withheld-
Name of Directors              For*                 Individuals
Broker Non-Votes

Leonard Weitz           4,389,959         35,768
426,391
James Callery           4,399,107         35,768
426,391
Paul Hines              4,389,507         35,768
426,391
Edward R. Schwartz      4,398,059         35,768
426,391
Victor V. Tchelistcheff   4,395,101            35,768
426,391

(*Cumulative voting for Directors)

(2) Proposal to approve the selection of the firm of Arthur Andersen LLP as independent public accountants for registrant for 1997. Proposal (2) was approved by shareholders at the meeting:
          Votes Cast       Votes              Abstentions
Broker
                 For     Against   Individuals     Non-Votes

          3,978,371  253,181           -            583,653

     The affirmative vote of the majority of shares represented at the meeting was required to approve Proposal 2.








                             PART II

Item 5.  Market for Common Equity and Related Shareholder
Matters.

     The principal markets on which registrant's shares of common stock are traded are The NASDAQ Stock Market SM under the symbol
CFCM and the Pacific Exchange under the symbol CFC.

     High and low sales prices of registrant's common stock on the NASDAQ Stock Market SM for each quarterly period during the past two years are as follows:

1997 Market Price                  High      Low

First Quarter...........          7-7/8      6-1/8
Second Quarter..........          8-1/4      4-1/2
Third Quarter...........          6-1/4      4-1/8
Fourth Quarter..........          7-3/4      3-1/2



1996 Market Price                  High      Low

First Quarter.................... 13-1/2    10-3/8
Second Quarter...............     11-1/4     8
Third Quarter..................    8-7/8     6-1/8
Fourth Quarter................     9-1/2     6


     Approximate number of holders of record of registrant's common stock as of March 11, 1998 - 2,100.

     No cash dividends were declared during the years 1997 and 1996.

Item 6. Management's Discussion And Analysis Or Plan Of
Operation.

(a)    PLAN OF OPERATION.

Registrant had no revenues from mining operations during the year 1997 or during the period January 1, 1998 to March 11, 1998. Registrant's consolidated revenues of $85,893 in 1997 consisted of $37,690 in revenues from real estate sales and $48,203 in revenues from interest and miscellaneous sources. Registrant's consolidated revenues of $116,010 in 1996 consisted of $8,100 in revenues from real estate sales and $97,910 in revenues from interest and miscellaneous sources.

Registrant's consolidated net loss for 1997 was $952,251 as compared to a consolidated net loss of $1,518,093 in 1996. The decrease of $ 565,842 in the loss for 1997 as compared to the loss in 1996 was comprised of a decrease of $790,842 in net loss resulting primarily from the transfer of the financial responsibility for rehabilitation and exploration activities on registrant's East Tintic operational area properties in Utah to Tintic Utah Metals in July 1996 and the completion of the drilling program on registrant's Main Tintic District properties in the second quarter of 1997. The $790,842 decrease was offset in part by a non-cash charge of $225,000 representing registrants' 75% share of a future reclamation obligation to be assumed by Tintic Utah Metals.

During 1997 and 1996, respectively, registrant utilized $697,881 and $1,539,707 of cash in its operations, which operations resulted in net losses. In addition, registrant invested $209,941 and $1,084,261 in the development of its mining properties in 1997 and 1996, respectively. Funding for these expenditures was provided by approximately $2,700,000 of treasury bills that registrant had owned as of December 31, 1995. In addition, during 1997 and 1996, registrant received proceeds from the sale of its restricted common stock of $237,500 and $525,000, respectively. In February 1998, registrant received additional proceeds from the sale of its restricted common stock of $1,397,500. As a result of the consolidation of Tintic Utah Metals, registrant recorded additional cash in 1997 of $480,525.

Registrant believes its cash on hand will allow it to meet at its operating cash requirements for 1998. Additional financing may be necessary to complete the development work it has initiated, and will be initiating, in 1998.

Tintic Utah Metals-Burgin Mine

     Permitted Area Above The Water Table

     As stated at "Item 2. Description of Property- Proven And Probable Ore Reserves At The Burgin Mine.", Tintic Metals Utah intends to proceed with the exploration and development of areas above the water table of the Burgin Mine already permitted by the State of Utah regulatory agencies, including the silver fissure and other potential mineralized zones. The initial principal target area will be the area known as the silver fissure.

     In February 1998, work began on the relatively minor refurbishing of the Burgin Mine's Apex 2 Shaft and work is expected to be completed by the middle of April 1998. Upon completion, exploration and development work will begin in the high grade silver mineralization discovered on the fully permitted upper level of the Burgin Mine above the water table. Initial samples from this mineralized zone (the silver fissure area), which consists of a strike length of over 200 feet, assayed at an average grade of approximately 35 ounces of silver per ton, including sample assays as high as 226 ounces of silver per ton. The object of the exploration and development program in the silver fissure area is to attempt to delineate the extent of any significant reserves. This area's silver mineralization is contained in a silica structure, unlike the glena of the main Burgin orebody, and would offer alternative methods of processing, by either concentrating the ore, or use of the ore as a smelter fluxing agent. If this exploration and development program proves successful, subject to the economic feasibility of initiating mining activity, it is possible that limited ore production from the silver fissure area above the water table could begin prior to the end of 1998. The extent and profitability of such production, if any, cannot be estimated at this time.

     Ore Areas Below the Water Table

     As stated at "Item 2. Description of Property- Proven And Probable Ore Reserves At The Burgin Mine.",Tintic Utah Metals terminated its underground drilling program in the third quarter of 1997 to the north and south of the main Burgin orebody when it determined that the ore reserves at the Burgin Mine were sufficient to justify developing the Burgin Mine, subject to the approval by State of Utah regulatory agencies of Tintic Utah Metals' proposed method for dewatering below the water table. In February 1998, Tintic Utah Metals submitted its response to a request for additional information received from the State of Utah Department of Environmental Quality-Division of Water Quality ("State of Utah DEQ"). Tintic Utah Metals is now awaiting the State of Utah DEQ reply to the additional information submitted to determine what further information regarding its plans for underground disposal of water is required. At this time, no estimate can be made as to when the State of Utah will complete its regulatory review or approve the implementation of Tintic Utah Metals' plans.

     At such time as the State of Utah DEQ issues a dewatering permit to Tintic Utah Metals, Thyssen Mining will complete Tintic Utah Metals' feasibility study. If a permit is not granted based upon the current application, Tintic Utah Metals would revise its submitted plan and develop an alternative plan for dewatering. The completed feasibility study will serve as the basis for Tintic Utah Metals seeking project financing. Once project financing is obtained, Thyssen Mining (if its agreement with Tintic Utah Metals is then still in effect- see "Item 1. Description of Business.-Tintic Utah Metals LLC-Agreement With Thyssen Mining.") or another mining and engineering company would complete all necessary construction and development work, including construction of the major additional production shaft and requisite dewatering to bring the Burgin Mine into full production. At that juncture, Thyssen Mining or Tintic Utah Metals would operate the Burgin Mine, sending Burgin ore production to Korea Zinc and/or other smelters for smelting, as provided in the Operating Agreement. Based on current costs, it is estimated that $30 to $40 million of additional financing will be required to bring the Burgin Mine into full production.

     Tintic Utah Metals' Funding Of Work To Be Done.

     It is anticipated that funds to be used by Tintic Utah Metals for the foregoing purposes over the next twelve months will be derived from additional cash contributions from the members and/or loans. The extent of the work to be performed by Tintic Utah Metals above and below the water table during that period cannot be stated with certainty by registrant. Nor can registrant state with certainty that Tintic Utah Metals will be successful in completing a feasibility study that will result in its securing project financing.




     Estimated Current Value Of Ore Reserves.

     Expressed in terms of current metals prices, the total current value of Tintic Utah Metals' gross in-place estimated proven and probable ore reserves is approximately $350,000,000, before dilution for mining, concentrating and processing that would comprise a combined total of approximately one third of the gross in- place value. See "Item 2. Description of Property.- Proven And Probable Ore Reserves At The Burgin Mine.".

     The above stated dollar value does not take into account additional values of the Burgin orebody that may be derived from the possible resources of an additional 407,000 tons of ore, if all or part of the possible resources ore tonnage is upgraded to proven and/or probable reserve categories which would result in an in-place value of an additional $100,000,000 as a result of additional underground drilling by Tintic Utah Metals. See "Item
2. Description of Property.- Proven And Probable Ore Reserves At
The Burgin Mine."

Registrant's Letter of Intent With Thyssen Mining

     See "Item 1. Description of Business.-Registrant's Letter of Intent With Thyssen Mining" for information concerning a series of transactions proposed under a signed Letter of Intent dated November 18 1997 between registrant and Thyssen. If the transactions proposed therein are consummated, one of said transactions would result in a substantial cash input into registrant and Tintic Utah Metals. In view of the need by Thyssen to successfully complete a public offering through its controlled subsidiary, no assurance can be given that the transactions contemplated under the Letter of Intent will be consummated. Pending the accomplishment of those transactions, Thyssen's agreement with Tintic Utah Metals remains in effect at this time. See "Item 1. Description of Business.-Tintic Utah Metals LLC-Agreement With Thyssen Mining."

Trixie Mine.

     See "Item 1. Description of Business-Merger of South Standard Into Registrant." and "Item 2. Description of Property-Ownership and Interests In Acreage and Location.-
East Tintic District Properties." and "Item 2. Description of Property- Mining Properties Received As Result of Merger" for information concerning the Trixie Mine, prior leases on the mine and ore production from the Trixie Mine by Kennecott Corporation and Sunshine Mining Company from 1969 to 1992. It is anticipated that work to rehabilitate the Trixie shaft and re-open the Trixie Mine for exploration and development will begin early in the second quarter of 1998. The Trixie Mine, which was a producer of gold and silver ores for both Kennecott and Sunshine, has been closed since 1992 when the Unit Lease with Sunshine was terminated and the Trixie Mine properties returned to South Standard. Registrant will pay such rehabilitation costs out of its working capital. Follow-up work at the Trixie Mine in 1998 will then be conducted to determine if and when mining from the Trixie Mine can be resumed.



Main Tintic Mining District Project.

     See "Item 1. Description of Business.-Main Tintic Mining District Project." and "Item 2. Description of Property-
Ownership and Interests in Acreage and Location-Main Tintic
Mining District" for information concerning: registrant's Main Tintic Mining District properties consisting of approximately 6,000 acres; the refurbishing by registrant of the Chief No. 2 shaft and certain drifts completed in October 1996; and, the link-up in February 1997, of four separate mines. As a result, registrant has access, via the Chief No. 2 shaft, to the Plutus Mine, the Eagle Mine, the Gemini Mine and the Chief Consolidated Mine. Registrant's Main Tintic District mines have continued to be accessible through the Chief No. 2 shaft since 1979, when Asarco, Inc. performed initial rehabilitation of the shaft under a lease in effect at that time. Registrant is currently examining its alternatives for the financing of future exploration and development work in its Main Tintic District properties.

Surface Minerals.

     Utilizing gravity separation technology, registrant has tested dump materials and tailings from various areas of registrant's properties in order to determine whether it is economically feasible to re-process these materials and tailings. Registrant owns several million tons of dump materials and tailings that represents the residual material accumulated from past production containing significant gold, silver, lead and zinc values. Initial test results to date have been encouraging and it is anticipated that a gravity separation concentrator will be moved to the property early in the second quarter of 1998 for on-site testing. Depending upon the results of this additional testing, registrant will determine whether the Chief and Gemini dumps and the Burgin Mine tailings can be economically processed using gravity separation technology.

     A joint venture agreement to attempt to exploit the potential of clay material on registrant's Zuma mines property is currently under negotiation. Upon successful completion of an agreement, it is anticipated that work will begin in the second quarter of 1998 to mine surface clay samples to identify potential markets for the clay material.

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




                         PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange  Act.

     The name and age of each of the registrant's directors and executive officers and the positions and offices with the registrant held by him are:

     Name of
     Registrant's
     Directors and                  Offices with       Term
During Which
     Executive Officers     Age           Registrant
Served in Office


     Leonard Weitz (1)        68         Director; President,
Director since 1967.
                           Chairman of the Board
     and Chief Executive
                               Officer

     Edward R. Schwartz(1)    87         Director; Secretary-
Director since 1974.
                               Treasurer


     James Callery(1)          60         Director
Director since 1980.


      Paul  Hines(1)           60         Director
Director since 1994.

     Victor V. Tchelistcheff(1)68         Director
Director since 1996.

     (1) Elected to serve as a director for the ensuing year and until his successor is duly elected and qualified at the meeting of shareholders held on November 19 1997.

The following is a brief account of the business experience during the past five years of each director and executive officer named above:

Leonard Weitz            Chairman and Chief Executive Officer of
registrant since                             1971; President from
1971 to December, 1993 and from
August 1996 to present.

Edward R. Schwartz            Secretary and Treasurer of
registrant since 1979;
independent consultant since prior to 1993.

James Callery            Engaged in management of oil and gas,
forestry, agriculture                        and other
investments since prior to 1993.

Paul Hines          Financial and management consultant since
                    prior to 1993; Managing Director of Westerly
                    Partners, financial and management
                    consultants since 1993.

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

     Registrant is not aware of any person who, at any time during the year 1997 was a director, officer or beneficial owner of more than 10 percent of registrant's common stock who failed to file on a timely basis, reports required by Section 16(a) during 1997 or prior years.

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

          SUMMARY COMPENSATION TABLE

Name and                 Annual              Long-Term      All
Other
Principal                Compensation        Compensation
Compensation
Position       Year Salary              Awards-Options


Leonard Weitz* 1997 $175,000(1)
               1996 $141,667(1)                  (2)
               1995 $125,000(1)
$50,000 (3)

*President (since August 8 1996) and Chairman and Chief Executive
Officer.

 (1) During each of the years 1995 and 1996, Leonard Weitz received annual base salary under the terms of an employment agreement dated January 4 1988, which was to expire September 30 1996. A new employment agreement was entered into between registrant and Leonard Weitz, effective as of September 1 1996. Under the terms of the new employment agreement, Leonard Weitz will be employed as Chairman, President and Chief Executive Officer of registrant for a five year period ending August 31 2001. Under the new employment agreement, Leonard Weitz will receive an annual salary of $175,000 and such bonuses as the Board of Directors of registrant may determine.

(2) On December 10 1996, shareholders of registrant approved a nonqualified stock option granted to Leonard Weitz by registrant's Board of Directors on August 8 1996 to purchase 60,000 shares of registrant's common stock at an option price of $7 per share. The closing price of registrant's common stock on The NASDAQ Stock Market on March 11 1998 was $4-5/8 per share. The exercise price was the market price of the common stock on the date of grant. Leonard Weitz may exercise all or a part of the option so long as he continuously remains a director or officer, but in no event later than the expiration date of option, except his personal representatives may exercise within twelve months from date of death.

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

OPTION GRANTS DURING FISCAL YEAR ENDED DECEMBER 31, 1997

     No stock options were granted by registrant to Leonard Weitz during the fiscal year ended December 31, 1997.

               OPTION EXERCISES DURING FISCAL YEAR
            ENDED DECEMBER 31, 1997 AND OPTION VALUES
                      ON DECEMBER 31, 1997

The following table contains, with respect to stock options held by Leonard Weitz, information as to option exercises during the year 1997, the aggregate dollar value realized upon exercise, the total number of unexercised options held on December 31, 1997 and the aggregate dollar value of the in-the-money, unexercised options held on December 31, 1997.

                     Shares                          Number of
Unexercised      Value of Unexercised
            Acquired or    Value                Options at
in-the-money options at
Name        Exercised       Realized          December 31,
1997(1)        December 31, 1997(3)

Nonqualified:

Leonard Weitz      None                    None
120,000(2)                            $45,000

(1)   All options held are fully exercisable.
(2)   Nonqualified stock options approved by shareholders.
(3)   Values are calculated by subtracting the exercise price
from the closing price of the     registrant's common stock on
The NASDAQ Stock Market on December 31, 1997.

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

No stock options were granted by registrant to any directors during the fiscal year ended December 31, 1997 and no director exercised in 1997 any stock options held by him. See footnotes to "Item 11. Security Ownership of Certain Beneficial Owners and Management" for information as to stock options held by directors. Registrant has never issued any stock appreciation rights to its officers and directors.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     (a) The following table shows as of March 11, 1998, stock ownership of all persons known to management, to be beneficial owners of more than 5% of the common stock of the registrant.

            Name and Address of         Amount of Nature of
     Percentage
            Beneficial Owners      Beneficial Ownership
of Class

            KZ Utah, Inc.               477,300 shares
7.4%
            ( a subsidiary of
            Korea Zinc Co., Ltd.
            142 Nonnyon-Dong,
            Gangnam-Ku
            Seoul, Korea)

(b)  The equity securities of the registrant beneficially owned
by all directors and                 officers and by directors
and officers of the registrant as a group, as of March 11, 1998, are:



                                      Amount and
                                       Nature of
                 Name and Address           Beneficial
Percent
     Title of Class   of Beneficial Owner            Ownership*
of Class

     Common Stock,
     $0.50 par value:  James Callery             168,468(1)(2)
2.6%
                   RD #2, Box 2750
                   Charlotte, Vermont 05445

                     Paul Hines                   125,000(3)
1.9%
                    12 Flying Cloud Rd.
                    Stamford, Connecticut 06902

                    Edward R. Schwartz       165,100(4)(5)
2.5%
                    1165 Park Avenue
                    New York, New York 10128

                    Victor V. Tchelistcheff
50,200(6)                    0.8%
                    384 De Soto Drive
                    New Smyrna Beach, FL 32169


                    Leonard Weitz             181,010(7)(8)
2.7%
                    11 Longview Lane
                    Chappaqua, New York 10514

                    Owned by all directors        689,778(9)
9.7%
                     and officers as a group

     Preferred
     Stock, $0.50
     par value:          None

* Each director has sole voting and investment power with respect to shares owned.

(1) Includes nonqualified stock options previously approved by shareholders of registrant to purchase 120,000 shares held by James Callery.

(2)  Does not include an aggregate of 10,500 shares owned by
James Callery's wife and         children, in which shares James
Callery disclaims any beneficial interest.

(3) Includes nonqualified stock options previously approved by shareholders of registrant to purchase 120,000 shares held by Paul Hines.

(4) Includes nonqualified stock options previously approved by shareholders of registrant to purchase 120,000 shares held by Edward R. Schwartz.

(5) Does not include 200 shares owned by Edward R. Schwartz's wife, in which shares Edward R. Schwartz disclaims any beneficial interest.

(6) Includes nonqualified stock options previously approved by shareholders of registrant to purchase 50,000 shares held by Victor V. Tchelistcheff.

(7) Includes 40,000 shares owned jointly with Leonard Weitz's wife and nonqualified stock options previously approved by shareholders of registrant to purchase 120,000 shares held by Leonard Weitz.

(8) Does not include 18,000 shares owned by Leonard Weitz's wife, in which shares Leonard Weitz disclaims any beneficial interest.

(9) Includes options to purchase an aggregate of 530,000 shares as referred to at Notes
(1), (3), (4), (6) and (7) above. Each of said options is exercisable by the optionee in whole or in part at any time until the expiration of the option.


Item 12.  Certain Relationships and Related Transactions.

        Registrant retained Howard Weitz P.C. as general counsel during 1997 and 1996. Howard Weitz, Esq., the sole stockholder of Howard Weitz, P.C., is the brother of Leonard Weitz, the Chairman, President and Chief Executive Officer of Registrant. Registrant believes that the fees earned by Howard Weitz, P.C. during 1997 and 1996 were fair and reasonable in view of the level and extent of legal services rendered. Legal fees earned by Howard Weitz, P.C. from registrant were $50,450 during the fiscal year ended December 31, 1997 and $96,600 during the fiscal year ended December 31, 1996. However, registrant was reimbursed $36,000 on August 28, 1996 by Tintic Utah Metals LLC for said services performed to the joint venture, thus reducing the 1996 fee to registrant to a net fee of $60,600. Howard Weitz, P.C. also earned fees of $4,900 from Tintic Utah Metals LLC during the fiscal year ended December 31, 1997.

Item 13.  Exhibits and Reports on Form 8-K.

         (a)  Description of Exhibits  required to be filed by
Item 601 of Regulation S-B

      (The numbers shown below next to each exhibit are keyed to
      Exhibit Table of             Item 601 of Regulation S-B)

         "(2)" Not applicable

         "(3)" Articles of Incorporation and By-Laws:

      Registrant hereby incorporates by reference the Articles of Incorporation and By-Laws previously filed with the Commission.

         "(4)" Not applicable

         "(9)" Not applicable

        "(10)"Material Contracts:

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

       B.Operating Agreement of Tintic Utah Metals LLC dated as of July 17, 1996 by and among registrant, Akiko
          Resources (Utah) Inc. and K Z Utah, Inc., copies of which were filed with the Commission by registrant as a part of its Form 10-KSB Report.

       C. First Amendment to Operating Agreement of Tintic Utah Metals LLC dated as of March 11, 1997 by and among registrant, Akiko Resources (Utah) Inc. and KZ Utah, Inc., copies of which were filed with the Commission by registrant as a part of its 1996 Form 10-KSB Report.

       D.   Second Amendment to Operating Agreement of Tintic Utah
          Metals LLC dated as of November 10, 1997 by and between registrant and KZ Utah, Inc., a copy of which is filed with this Report and marked as Exhibit "A".

       E. Articles of Organization of Tintic Utah Metals LLC, copies of which were filed with the Commission by registrant as a part of its 1996 Form 10-KSB Report.

       F.   Agreement dated as of November 12, 1996 between Tintic Utah
          Metals
          LLC and Thyssen Mining Construction of Canada. Ltd., copies of which were filed with the Commission by registrant as a part of its 1996 Form 10-KSB Report.

       G.Letter of Intent dated November 18, 1997 between registrant and Thyssen Mining Construction of Canada,
          Ltd., a copy of which is filed with this Report and marked as Exhibit "B"


          "(11)"  Not applicable.
          "(13)"  1997 Annual Report not yet furnished to
security holders as of                  filing date of this
Report.
          "(16)"  Not applicable
          "(18)"  Not applicable.
          "(21)"  Not applicable.
          "(22)"  Not applicable.
          "(23)"  Not applicable.
          "(24)"  Not applicable.
          "(27)"  Not applicable.
          "(28)"  Not applicable.
          "(99)"  Not applicable.

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

Date                     March 23, 1998

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

Date                     March 23, 1998




By/s/ James Callery
                         (Signature and Title)
                         James Callery
                         Director

Date                     March 23, 1998



By/s/ Paul Hines
                         (Signature and Title)
                         Paul Hines
                         Director

Date                     March 23, 1998




By/s/ Victor Tchelistcheff
                         (Signature and Title)
                         Victor Tchelistcheff
                         Director

Date                     March 23, 1998



                              EXHIBIT A
               SECOND AMENDMENT TO TINTIC UTAH METALS LLC
                       OPERATING AGREEMENT

     This Second Amendment to Tintic Utah Metals LLC Operating Agreement (this "Amendment") is made and entered into as of the 10th day of November, 1997 by and between CHIEF CONSOLIDATED MINING COMPANY, an Arizona Corporation ("Chief") and KZ UTAH, INC., a Delaware corporation ("KZ Utah").

                            Recitals
     A. The parties hereto are the remaining parties to that certain Operating Agreement of Tintic Utah Metals LLC, dated as of July 17, 1996, as previously amended on March 11, 1997 (the "Operating Agreement"), and are all of the Members of Tintic Utah Metals LLC, a Colorado limited liability company ("Tintic Utah").

     B. KZ Utah has become vested with a 25% Membership Interest in Tintic Utah and the former interest of Akiko
Resources (Utah) Inc. ("Akiko") has been relinquished to Chief due to Akiko's failure to make its required Initial Capital Contribution, with Chief now vested with a 75% Membership Interest in Tintic Utah.

     C.    Chief  and  KZ  Utah  desire to  amend  the  Operating
Agreement so as to reflect KZ Utah's and Chief's respective vested Membership Interests and the parties' present intention as to surface ownership and use of a portion of the Properties included in Operations pursuant to the Operating Agreement.

     D.   Chief and KZ Utah further desire to amend the Operating
Agreement to eliminate the need for an Escrow Agent in view of KZ
Utah having satisfied in full its Initial Capital Contribution requirement.

                           Amendment

     NOW, THEREFORE, for and in consideration of the mutual covenants contained herein and the mutual benefits to be derived by the parties hereunder, the parties agree to amend the Operating Agreement as follows:

     1. Unless otherwise defined in this Amendment, all terms used in this Amendment shall have the same meaning as set forth in the
Operating   Agreement,  as  previously  amended,  including   its
Exhibits.

     2. Section 3.2 of the Operating Agreement, captioned "Record Title," is deleted and replaced in its entirety by the following:

          "Record Title. The Company shall hold title to the Properties and other Assets, except as set forth below in this Section. With respect to those Properties as to which Chief reserves the surface estate, as described in the third paragraph of the first page (Page A-1) of Part 1 of Exhibit A, Chief shall retain legal title to all properties described as being in the western portion of the Properties, as depicted on Page A-2, and legal title to the underground mineral rights within such Properties shall be held by Chief as nominee and for the benefit of the Company."

     3. Chief shall deliver to the Company a Mining Deed for the Properties as to which title is being transferred to the Company in accordance with this Amendment, promptly after execution of this Amendment by both parties hereto.

     4. All references in the Operating Agreement to "Escrow Agent" or "Escrow Agreement" are hereby deleted, and delivery of deeds and other documents shall occur directly between Chief and the Company.

     5. In Exhibit A, on Page A-1, the third paragraph under Part 1, Description of Properties, the third paragraph is deleted and replaced by the following:

          The Properties also shall not include, however, the surface estate of the western portion of the properties, as depicted on Page A-2, and as to those lands, the Company's rights shall consist only of the right to conduct underground mining operations and to mine and remove minerals accessible thereby ("underground mining rights"), without any right to use or enter upon or in any way disturb the surface of such Properties. The easterly boundary of the area as to which this limitation to underground mining rights applies shall be defined as the west sideline of the East Pinyon 4 and East Pinyon 5 claims, MS 6516, in
     Section 4 of T. 10 S. and Sections 33 and 34 of T. 9 S., R. 2 W., and the westerly boundary of properties owned by Central Standard Mines Company, as said boundaries, claims and sections are shown on said Page A-2. Any references to "Properties" as to this westerly area shall be limited to the underground mining rights herein described.

     6. Chief and KZ Utah do each hereby confirm that as of the date of this amendment, the vested Membership Interests of the Members in Tintic Utah are:

                    Chief          75%
                    KZ Utah        25%

     7. Except as expressly set forth herein or as necessary to effect the matters expressly set forth herein, the terms and conditions of the Operating Agreement, as previously amended, remain in full force and effect in accordance with their terms.

     Executed to be effective as of the date first above written.

TINTIC UTAH METALS LLC

MEMBERS:

CHIEF CONSOLIDATED
MINING COMPANY                     KZ UTAH, INC.


By /s/:  Leonard Weitz             By /s/: Y.D. Kim
     Leonard Weitz,                     Yong Duk Kim
     Chairman and President             Vice President




                                 EXHIBIT B

                        LETTER OF INTENT




     This Letter of Intent dated November 18, 1997 by and between Chief Consolidated Mining Company, an Arizona corporation ("Chief") having its principal offices at 500 Fifth Avenue, New York, NY 10110, and Thyssen Mining Construction of Canada Ltd., Saskatchewan corporation ("Thyssen") having its principal offices at 2409 Albert Street North, Regina, Saskatchewan S4P 3E1, Canada.


                          Preliminary

     Thyssen and Chief, as indicated by this Letter of Intent, and subject to the terms and conditions contained herein, propose to accomplish a series of transactions that would, among other things, result in the formation of a publicly held corporation in British Columbia and the sale by Chief of a portion of its ownership in a certain joint venture arrangement. Thyssen and Chief recognize that a substantial period of time will be required in order to accomplish all these objectives. Thyssen and Chief further recognize that success in accomplishing the overall transactions could be enhanced if certain steps were taken on an interim basis and prior to any sale of shares of the aforementioned new corporation to the public.

     In view of the foregoing, the parties are setting forth hereinbelow both the overall plan ("THE OVERALL PLAN") which they ultimately seek to achieve and an interim arrangement ("THE INTERIM
ARRANGEMENT") under which certain services would be performed by Thyssen in advance of attaining THE OVERALL PLAN.


                           Background Information

     A. Chief owns a 75% membership interest in Tintic Utah Metals LLC, a Colorado limited liability corporation ("Tintic Utah Metals"); KZ Utah, Inc., a Utah corporation ("Korea Zinc") owns the remaining 25% membership interest in Tintic Utah Metals. Tintic Utah Metals owns certain mining properties and underground mining rights located in Utah County, State of Utah. Tintic Utah Metals's activities include the development of the Burgin Mine ("Burgin Mine Project") and other target areas on its properties.

     B. There is currently in effect an Operating Agreement of Tintic Utah Metals dated as of

July 17, 1996, amended as of March 11, 1997 ("Operating
Agreement"), containing the agreement between the members as to the management of Tintic Utah Metals and related matters.

     C. Thyssen and Tintic Utah Metals are parties to an agreement dated as of November 12, 1996, providing for preliminary design, budget and schedule for mine development services by Thyssen on the Burgin Mine Project.

     D. Chief and Thyssen have agreed upon a series of the transactions, agreements and actions (the "Transaction" or "Transactions") described in this Letter of Intent, comprising their OVERALL PLAN, which, if consummated, will facilitate the development of the Burgin Project and other target areas located on Tintic Utah Metals's properties.

     E. Chief and Thyssen have also agreed to consider an INTERIM ARRANGEMENT, described in this Letter of Intent, which, if agreed to in writing between Chief and Thyssen, will help facilitate the OVERALL PLAN.

                        THE OVERALL PLAN

                     I.  The Transactions

     A. This Letter of Intent shall constitute the agreement of Chief and Thyssen to proceed in the manner provided hereinbelow, with respect to the Transactions.


     1.  Formation of New Corporation.

     Thyssen shall cause a new corporation ("Newco") to be formed under the laws of British Columbia, with Thyssen to own a controlling interest of the outstanding shares of Newco immediately after the latter's incorporation. Thyssen shall vote its shares in Newco for a board of directors to be comprised of a majority of persons designated by Thyssen, effectively giving Thyssen control over the initial stages of management of Newco.


     2.  Public Offering of Newco Shares.

     Thyssen shall retain an investment banking firm and attorneys on behalf of Newco to arrange for the offering of Newco shares to the public in Canada ("Public Offering") and the listing of the shares of Newco to be sold on the Vancouver Stock Exchange. The Public Offering shall seek to raise not less than $2,700,000(U.S.) from the sale of Newco shares. The Public Offering shall be made in compliance with all applicable securities laws and the rules and regulations of the Vancouver Stock Exchange.

     As contemplated herein, the sale of Newco shares under the Public Offering will be initiated not later than June 30, 1998, subject, however, to reasonable delays encountered as a result of pre-approvals required by the Vancouver Stock Exchange.


     3.  Related Agreements, Approvals and Consents.

     (a) Thyssen will enter into a mining services agreement with Newco (the "Thyssen Services Agreement") under which Thyssen agrees, at the direction of Newco, to perform various services and furnish certain materials for Tintic Utah Metals relating to the Burgin Mine Project and other target areas, to the extent that services and materials have a value of up to $1,000,000(U.S.). Such agreement shall include the values to be attributed to the services to be performed, including, among other things, hourly rates of Thyssen personnel and allowable costs, and the nature of the materials to be supplied. Payment for those services and materials shall be made by Newco, as the services are performed and materials are supplied for the benefit of Tintic Utah Metals, by the issuance of Newco shares to Thyssen, the number of shares to be so issued to be determined under the said agreement. The Thyssen Services Agreement shall
be assignable by Newco, but not by Thyssen.   When Newco does
assign the Thyssen Services Agreement to Chief (see "3(b)", below), Newco shall, by the terms of that assignment, remain bound to issue its shares to Thyssen in payment for Thyssen's services and materials, and Thyssen shall in no event seek payment for such services and materials from Chief or Tintic Utah Mining.

     (b) Newco and Chief shall enter into an agreement (the "Purchase Agreement") providing that upon the successful completion of the Public Offering by Newco, Newco shall purchase from Chief (i) a 24% membership interest in Tintic Utah Metals, and (ii) approximately 125,000 shares of Chief common stock bearing a restrictive legend under U.S. Securities and Exchange Commission's Rule 144. As the purchase price for (i) and (ii), above, Newco shall (iii) pay to Chief $2,500,000(U.S.) in cash, and (iii) assign Newco's rights under the Thyssen Services Agreement to Chief, pursuant to which assignment Chief shall have the right to require Thyssen to perform the services and supply the materials specified in the Thyssen Services Agreement for the benefit of Tintic Utah Metals.

     (c) Chief shall request the approval of Korea Zinc to the transfer of the 24% membership interest to Newco under the Purchase Agreement and Korea Zinc's consent as to any other Transactions that require the consent and approval of Korea Zinc pursuant to the Operating Agreement, or otherwise. Said consents and approvals shall be conditions to the consummation of the Purchase Agreement and said other Transactions.


     4.  Transactions Involving Chief and Tintic Utah Metals.

     (a) Subject to the consent and approvals of Korea Zinc to the Transactions required pursuant to "3(c)", above, and the execution of all required amendments to the Operating Agreement by the members of Tintic Utah Metals pertaining to the matters described herein:

          (1) Chief will loan to Tintic Utah Metals $1,500,000 of the cash proceeds Chief receives from Newco under the Purchase
Agreement.

          (2) Chief will require Thyssen to perform the $1,000,000 value of services and materials under the Thyssen Service Agreement that was assigned to Chief under the Purchase Agreement on the properties owned by Tintic Utah Mining. The value of such services and materials, when performed and supplied by Thyssen, shall constitute a loan by Chief to Tintic Utah Metals. Chief's loan account on the books of Tintic Utah Metals shall be increased on a periodic basis to reflect such loan increase.

          (3) Chief will contribute as an addition to Chief's capital account with Tintic Utah Metals, the property that was acquired by Chief's subsidiary, Chief Gold Mines, in a merger with South Standard Mining Company ("South Standard Property"). As currently provided in the Operating Agreement, Chief's capital account will be increased by $2,000,000 upon transfer of the South Standard Property to Tintic Utah Metals. Also, under the current Operating Agreement, Chief will be entitled to full cash reimbursement for the approximate $225,000 acquisition costs incurred by Chief in the merger and holding the South Standard Property; however, in lieu thereof, Chief will add the said approximate $225,000 to its loan to Tintic Utah Metals.

     (4) The Operating Agreement will be amended to change the language of the Operating Agreement concerning the respective rights of Chief and Tintic Utah Metals relative to 2,774 acres of property that lie in the west and northwest areas of the properties originally transferred by Chief to Tintic Utah Metals, no portion of which acreage infringes on the Burgin Mine area. The language in the Operating Agreement provides that Chief retains surface rights to said acreage. The amendment to the language will provide that Chief grants underground mining rights to Tintic Utah Metals with respect to that acreage, in lieu of Chief having retained surface rights to same.


     5.   Chief's Loans To Tintic Utah Metals

     (a) Subject to the consent and approvals of Korea Zinc to the Transactions required pursuant to "3(c), above, and the execution of all required amendments to the Operating Agreement by the members of Tintic Utah Metals pertaining to the matters described herein:

          (1)   Interest will accrue on Chief's loans to Tintic
Utah Metals at a floating prime rate.   Such interest will be
paid quarterly to Chief, or at Chief's election, added to Chief's loan account. The Transactions set forth in this Letter of Intent, if consummated, will result in loans by Chief to Tintic Utah Metals totaling $2,775,000. (Comprised of: the $1,500,000 cash loan; the $1,000,000 based upon services performed by Thyssen; and, the approximate $225,000 connected with the transfer of the South Standard property.) Additional amounts may be loaned by Chief to Tintic Utah Metals based upon subsequent events.

          (2) It is anticipated that the loans will be repaid by Tintic Utah Metals to Chief in the following manner: (i) Chief's share of any future cash calls under the Operating Agreement will first be applied as an offset against Chief's loan account balance and Chief shall not be required to make cash contributions to the extent of Chief's said loan account balance;
(ii) at such time as Tintic Utah Metals realizes a positive cash flow, a portion thereof (to be determined pursuant to agreement between Chief and Tintic Utah Metals) will be paid to Chief on account of its loan balance; and (iii) by agreement between Chief and Tintic Utah Metals.


       II.  Chief And Thyssen To Each Bear Its Own Costs;
                          No Claims Against The Other and
               Indemnification

     A. Whether or not all the Transactions contemplated under this Letter of Intent are consummated, Chief and Thyssen shall each bear its own legal, accounting, printing and any and all other costs ("Costs of the Transaction") incurred in connection with governmental and administrative filings, preparation of agreements and any other related matters required to be acted upon under this Letter of Intent.

     B. Except as otherwise provided at "C", below, in the event that the Transactions contemplated under this Letter of Intent are not consummated, neither Chief nor Thyssen shall make any claim against the other (i) to recover the Costs of the Transaction, or (ii) to recover any other monetary or other damages against the other relating to the Transactions, unless any such claim is based upon the wilful misconduct or gross negligence of the other party. For the purposes hereof, none of the following shall be construed as to constitute wilful misconduct or gross negligence: the Board of Directors of either Chief or Thyssen do not approve or authorize a Transaction; Thyssen fails to cause Newco to be formed; Newco does not complete the Public Offering; Newco and Thyssen fail to agree upon the terms of the Thyssen Service Agreement; Chief and Newco fail to agree upon the terms of any and all agreements between them required under this Letter of Intent; Korea Zinc fails to consent or approve the Transactions contemplated herein, to the extent that such consent or approval is deemed necessary by Chief; Korea Zinc fails to execute amendments to the Operating Agreement required under this Letter of Intent or otherwise; and, Chief to unable to deliver clear title to the South Standard Properties to Tintic Utah Metals. The foregoing circumstances shall not be construed as the only instances where the elements of wilful misconduct or gross negligence can be shown not to be present.

     C. Chief and Thyssen each agrees (as "Indemnitor") that it shall, at its sole cost and expense, indemnify and save harmless, the other (as"Indemnitee"), against and from any and all claims actions or proceedings by or on behalf of any person, firm, corporation, entity or governmental or administrative authority, arising from or related in any way to any Transaction under this Letter of Intent and with respect to which Transaction the Indemnitor had responsibility to arrange and/or consummate, and from and against all costs, reasonable attorneys fees, expense and liabilities incurred in or about such claim, action or proceeding brought thereon. Indemnitor, upon notice from the Indemnitee, covenants to resist or defend such claim, action or proceeding at Indemnitor's sole cost and expense.

     D. In connection with any permitted claim, action or proceeding arising under this Letter of Intent brought against Chief or Thyssen by the other, each of them agrees it shall be subject to the jurisdiction of any state court of the United States or any United States Federal Court having jurisdiction over the subject matter of such claim, action or proceeding, and each or them does hereby consent to such jurisdiction.


                      III.  Miscellaneous

     A. If requested by Thyssen, the Executive Directorship of Tintic Utah Metals will become a co-directorship, with a person designated by Thyssen to work on a part time basis, and be responsible for metallurgical, feasibility study and engineering matters. The other Executive Director appointed by the members of Tintic Utah Metals, shall work on a full time basis and be in charge of geological and environmental matters and the general management of the projects.

     B. The cash loan of $1,500,000 by Chief to Tintic Utah Metals shall not be deemed a cash call under the Operating Agreement and shall not result in any obligation on the part of the other members of Tintic Utah Metals to make loans or additional capital contributions to Tintic Utah Metals when the said loan is made by Chief.



IV.  Consummation Of Transactions Contemplated Under Letter Of
Intent

     A. Chief and Thyssen each acknowledges that all of the Transactions, as contemplated under this Letter of Intent, cannot be simultaneously consummated. This Letter of Intent is entered into between Chief and Thyssen with the understanding that after one or more of the Transactions has been consummated, it is possible that one or more of the remaining Transactions will not be consummated. Accordingly, the failure or inability of Chief or Thyssen to consummate any one or more of the Transactions shall automatically work to terminate the agreement of Chief and Thyssen to further proceed with the Transactions contemplated under this Letter of Intent, unless one of them, at the request of the other, waives, in writing, the consummation of the Transaction or Transactions that were not so consummated. In the event of such termination, neither Chief nor Thyssen shall have any liability to the other, except to the extent specifically provided at "II" , above.

     B. No agreement, consent, approval and amendment referred to in this Letter of Intent shall be deemed consummated or given unless in writing, duly executed by an authorized officer or representative of the signor, and which document shall have been approved and authorized by the Board of Directors or other governing authority of the signor, to the extent that such approval or authorization is required under applicable law. The provisions of this Paragraph shall be in addition to, and not in limitation of, the other conditions elsewhere required in this Letter of Intent for the consummation of the Transactions.


                                             V.  Procedure To Be
                                             Followed

     Chief and Thyssen each acknowledge that if the Public Offering is not successfully completed, the other Transactions set forth in this Letter of Intent dependant upon the completion of the Public Offering cannot be consummated as contemplated herein. Conversely, Chief and Thyssen each further acknowledge, that in order for Newco to successfully complete the Public Offering, the various agreements, consents, approvals and amendments referred to hereinabove will need to have been executed and obtained in advance of the effective date of Newco's offering its shares to the public. Accordingly, Chief and Thyssen agree that after Thyssen provides Chief with written confirmation that Newco has been incorporated, Chief and Thyssen shall initiate the drafting of the various documents contemplated under this Letter of Intent and seek to obtain the necessary consents and approvals in connection therewith. To the extent required by Chief or Thyssen, such documents may include a provision stating that they are conditioned upon Newco receiving the required proceeds from the sale of its stock in the Public Offering.


                      VI.  Applicable Law

     This Letter of Intent shall be governed by and construed in accordance with the internal laws, and not the laws of conflict, of the State of New York.




                    THE INTERIM ARRANGEMENT

     As set forth at "Preliminary", at page "1" hereof, it is the intent of the parties that pending the consummation of the transactions set forth at THE OVERALL PLAN, above, an arrangement be reached between them whereunder Thyssen will perform the services and supply the materials for the benefit of Tintic Utah, the nature of such services and materials to be as set forth at
Section I3(a) of THE OVERALL PLAN. Subject to a written agreement being reached between Chief and Thyssen regarding same, Thyssen will perform the services and supply the materials, up to a value of $1,000,000, without any of the Transactions described under THE OVERALL PLAN having been consummated. If the THE OVERALL PLAN is eventually consummated, Thyssen shall receive credit for the value of such services performed and the materials
supplied prior to such consummation.   The parties recognize that
it is possible that THE OVERALL PLAN might not be consummated, even though Thyssen has performed services and supplied materials under THE INTERIM ARRANGEMENT. The said written agreement which the parties will seek to reach between them regarding THE INTERIM ARRANGEMENT shall provide for a transfer by Chief to Thyssen of a portion of Chief's membership interest in Tintic Utah and/or the issuance of shares of Chief's common stock to Thyssen, if the aforementioned possibility should occur. The portion of membership interest to be transferred and/or the number of Chief shares to be issued shall be dependent upon the value of the services performed and materials supplied by Thyssen. Such a transfer of membership interest shall be subject to any approvals required by the other members of Tintic Utah. Thyssen agrees that it shall not at any time, or under any circumstances, seek to collect any portion of the value of services performed or materials supplied from Chief, other than by way of receiving a portion of Chief's membership interest in Tintic Utah or by receiving shares of Chief common stock.

     In the event that Chief and Thyssen are unable to reach the written agreement contemplated under this section of the Letter of Intent pertaining to THE INTERIM ARRANGEMENT, either party shall have the right to cancel this Letter of Intent upon written notice to the other.


     Signed and dated as of the date hereinabove set forth.

                              Chief Consolidated Mining Company

                              BY /s/:  Leonard Weitz
                                      President


                              Thyssen Mining Construction of
                              Canada Ltd.

                              BY /s/:   Peter Kuhn
                                     President



























   Index to Financial Statements for the Years Ended December 31,
                            1997 and 1996

                  Chief Consolidated Mining Company

                                                Page
   Report of Independent Public                 F-2
   Accountants
   Financial Statements:
       Consolidated Balance Sheet               F-3
       Consolidated Statements of               F-4
   Operations
       Consolidated Statements of               F-5
   Stockholders' Equity
       Consolidated Statements of Cash          F-6
   Flows
       Notes to Consolidated Financial          F-8
   Statements


   Schedules are omitted either because they are not required or because the required information is contained in the financial statements or notes thereto.








            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Chief Consolidated Mining Company:

We have audited the accompanying consolidated balance sheet of Chief Consolidated Mining Company (an Arizona corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, approximately $6,467,000 of the assets of the Company consist of investments in mining claims and properties for which significant additional development costs must be incurred to bring these mining properties controlled by the Company into operation. The realization of these investments is dependent upon the ability of the Company and/or its joint venture partners to obtain the required capital to complete the development of these mining properties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chief Consolidated Mining Company and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP



Salt Lake City, Utah
 February 27, 1998
       CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1997

                             ASSETS

CURRENT ASSETS:
 Cash                                                  $345,516
 Accounts receivable                                   2,925
 Other current assets                                  41,250
Total current assets                                    389,691
INVESTMENT IN CENTRAL STANDARD CONSOLIDATED MINES       79,961
ADVANCES TO CENTRAL STANDARD CONSOLIDATED MINES        25,150
MINING CLAIMS AND PROPERTIES, less accumulated          8,045,236
depletion of $819,444
MACHINERY AND EQUIPMENT, less accumulated depreciation  52,603 of $66,678
OTHER ASSETS                                           6,250
Total assets                                            $8,598,8
                                                       91

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                      $ 74,955
 Accrued liabilities                                   15,600
Total current liabilities                               90,555
ACCRUED RECLAMATION COSTS                               300,000
MINORITY INTEREST                                      2,583,908
COMMITMENTS AND CONTINGENCIES (Notes 1 and 7)
SHAREHOLDERS' EQUITY:
Preferred stock - $.50 par value; 1,500,000 shares      2,600
authorized, 5,200 shares outstanding
Common stock - $.50 par value; 20,000,000 shares
authorized, 6,054,209 shares issued and outstanding    3,027,105
 Additional paid-in capital                            11,720,60
                                                       7
 Deferred compensation                                 (21,089)
 Notes receivable from shareholders                    (87,500)
 Accumulated deficit                                   (9,017,29
                                                       5)
Total shareholders' equity                              5,624,428
Total liabilities and shareholders' equity              $8,598,8
                                                       91
       CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                      1997        1996
REVENUES:
 Interest                          $ 43,331         $
                                               74,804
 Land sales and other              42,562      41,206
        Total revenues             85,893      116,010
EXPENSES:
 General and administrative        637,267     709,916
 Reclamation (Note 7)              300,000     -
 Operating costs                   290,428     480,829
 Taxes other than income taxes     15,604      8,171
 Exploration                       4,802       435,187
        Total expenses             1,248,101   1,634,103
NET LOSS BEFORE MINORITY INTEREST  (1,162,208  (1,518,093
                                   )           )
MINORITY INTEREST                  209,957     -
NET LOSS                           $(952,251)       $
                                               (1,518,093
                                               )
NET LOSS PER COMMON SHARE
  (Basic and Diluted)              $   (0.16)  $   (0.26)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Basic and      5,964,970   5,947,028
Diluted)














CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



Notes
                           Addition  Receivab
Preferred    Common Stock       al     Deferred     le     Accumula

Stock                      Paid-in               From      ted
                  Shar  Amoun  Shares  Amount   Capital   Compensa  Sharehol
Deficit
             es     t                                 tion
ders
 Balance at December 31, 1995  5,20 $  5,813,1  $2,906   $11,03     $(71
$(87,     $6,54
                          0     2,600 09       ,555     6,444     ,274)
500)      6,951
Exercise of stock options at
 average equivalent price of   -     -     175,000  87,500   437,500          -
 $3.00 per share
Issuance of common stock as
 bonus to joint venture        -     -     -93,000    - -         -
 officer at $4.65 per share
Amortization of deferred       --        -         25,185    -         -
 compensation
Net loss               -        -         -         -         1,518,09
                                                                3

Balance:12\31\96- 5,20- 2,600-5,988,1- 2,994,0-11,566,9(46,089)(87,500)8,065,04
                               0           09       55       44               4
Issuance of common stock       - 62,500   31,250   206,250-         -         -
 through private placement
Issuance of common stock as
 payment for consulting       3,600    1,800    17,888    -         -         -
 services
Forfeiture of common stock
 options by joint venture      -         (93,000)  -         -         -
 officer at $4.65 per share
  Amortization of deferred     -     -          -         25,000    -         -
 compensation
Grant of stock options as
 payment for consulting        -     -       22,525    -         -         -
 services
  Net loss                    -        -         -         -         952,251
 Balance at12\31\97 5,20 $6,054,2  $3,027 $11,72 $(21      $(87,     $9,01
               2,600 09       ,105     0,607     ,089)     500)      7,295



       CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

        Increase (Decrease) in Cash and Cash Equivalents

                                          1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $(952,251)   $(1,518,093)
Adjustments to reconcile net loss to
net cash used in operating
activities-
Noncash expense related to assumption
of reclamation liability              300,000       -
Noncash expense (income) related to
issuance (forfeiture) of common       (70,475)      93,000
stock options
Issuance of common stock for services  19,688        -
rendered
Depreciation                           18,171        16,838
Amortization of deferred compensation  25,000        25,185
Increase in accounts receivable        3,307         29,237
Increase in other assets               774           5,630
Increase (decrease) in accounts        57,246        (193,069)
payable
Increase (decrease) in accrued         (99,341)      1,565
liabilities
Net cash used in operating activities  (697,881)     (1,539,707)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in U.S. treasury bills    621,214       2,058,557
Mining property development costs      (209,941)     (1,084,261)
Purchase of property and equipment     (5,422)       -
Cash received from consolidation of
Tintic Utah Metals LLC                480,525       -
Advances to affiliates                 -             (4,000)
Net cash provided by investing         886,376       970,296
activities
CASH FLOWS FROM FINANCING
ACTIVITIES:
Net proceeds from sale of common stock 237,500       525,000
Change in minority interest            (132,729)     (172)
Net cash provided by financing         104,771       524,828
activities
NET INCREASE (DECREASE) IN CASH        293,266       (44,583)
CASH AT BEGINNING OF YEAR              52,250        96,833
CASH AT END OF YEAR                     $345,516      $ 52,250


       CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

During 1997, the Company issued 3,600 shares of common stock
 (fair market value of $19,688) and 10,000 options to purchase common shares (fair market value of $22,525) to an entity as partial payment for professional services rendered in connection with providing consulting services to the Company.

During 1996, the Company issued an option to purchase 20,000 shares of common stock to the executive director of Tintic at an option price of $7 per share. The option had a fair value of $4.65 per share. In connection with the issuance of this option, the Company recognized expense of $93,000. In 1997, these options were forfeited, and the Company offset general and administrative expenses by the same amount.

During 1996, the Company contributed $3,923,510 of net mineral properties and $52,363 of net property and equipment as an investment in the Tintic Utah Metals LLC ("Tintic") joint venture. Effective August 15, 1997, the Company obtained 75 percent ownership of Tintic and therefore has consolidated Tintic effective from that date. The net assets of Tintic at the time of consolidation were $8,674,612 (see Note 1).





CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          (1)  NATURE OF OPERATIONS AND INVESTMENTS
Chief Consolidated Mining Company ("Chief") was incorporated in the state of Arizona in 1909. The Company currently is the owner of or has vested interest in approximately 17,000 acres of patented mining property in the Tintic Mining District in Utah County and Juab County, Utah. Chief and its subsidiaries (collectively, the "Company") operate as a mineral resource company actively engaged in the exploration and development of their mining claims and properties.

     Tintic Joint Venture
On July 17, 1996, the Company, Akiko Gold Resources Ltd. ("Akiko") and KOREA Zinc Co., Ltd. ("Korea Zinc") formed Tintic Utah Metals LLC ("Tintic"). The Company contributed $3,975,873 of its mining claims and properties and machinery and equipment for an undivided 50 percent interest in Tintic. Akiko and Korea Zinc were obligated to contribute $3,000,000 each for a respective, undivided 25 percent interest in Tintic. On March 11, 1997, the Company, Akiko and Korea Zinc entered into an amendment of the Tintic operating agreement. The amendment provided for Akiko and Korea Zinc to vest in their interests in Tintic as they each contributed the $3,000,000 to Tintic in accordance with an agreed-upon schedule. The amendment also provided that if Akiko did not make timely contributions to Tintic, Korea Zinc could make the required contribution and increase its respective interest in Tintic.

During 1996 and 1997, Korea Zinc contributed $2,000,000 and $1,000,000, respectively. Akiko did not make its required contributions in 1997, and Korea Zinc did not elect to make any more contributions. As a result, in accordance with the amended agreement, effective August 15, 1997, the Company's vested interest in Tintic increased to 75 percent while Korea Zinc's vested interest remained at 25 percent. As a result of its failure to contribute the required capital to Tintic, Akiko forfeited any rights of ownership in Tintic. The Company and Korea Zinc are required to make additional capital contributions to fund approved programs and budgets in proportion to their respective percentages in Tintic.
The failure of a member to meet its contribution requirement could result in the dilution of that member's percentage interest.

The Company's contribution was made at the historical bases of the related mining properties and machinery and equipment for financial reporting purposes. No gain recognition or step-up in basis was recorded in the accompanying consolidated financial statements as a result of the transaction.

In 1997, the Company signed a Letter of Intent with Thyssen Mining Construction of Canada, Ltd., the North American subsidiary of Thyssen Schachtbau GmbH of Germany. The Letter of Intent contemplates a series of agreements and events that would include the purchase from Chief of a 24 percent interest in Tintic, by a corporation to be formed and controlled by Thyssen. The purchase would reduce Chief's current 75 percent interest in Tintic to 51 percent. The terms of the Letter of Intent call for the Thyssen controlled corporation to pay to Chief a total of $3,500,000 for the 24 percent interest in the joint venture. Additionally, Thyssen would receive 125,000 shares of Chief common stock. The $3,500,000 purchase price would be comprised of $1,000,000 in mining services and materials at Thyssen's cost and $2,500,000 in cash. Upon receipt of the $2,500,000, the Letter of Intent anticipates that Chief would loan $1,500,000 to Tintic in order to provide Tintic with additional working capital.

     South Standard Merger
On June 28, 1996, South Standard Mining Company ("South Standard"), a Utah corporation, merged with and into Chief Gold Mines, Inc. ("Chief Gold"), a Delaware corporation and wholly owned subsidiary of the Company with Chief Gold being the surviving corporation. The 1,241,717 outstanding shares of South Standard common stock were converted into 372,515 shares of the Company's common stock. The transaction was accounted for as a pooling of interests and the consolidated financial statements have been retroactively restated for all periods prior to the merger to include the operations of South Standard. South Standard owned 214 patented mining claims containing approximately 2,554 acres and ten fractional unpatented mining claims containing ten acres in the East Tintic Mining District in Utah County and Juab County, Utah.

     Central Standard Consolidated Mines
The Company owns approximately 23 percent of the outstanding capital stock of Central Standard Consolidated Mines.

     Operations
During the years ended December 31, 1997 and 1996, the Company has not generated significant revenues and has incurred net losses. The Company's operating activities used $697,881 and $1,539,707 of cash during the years ended December 31, 1997 and 1996, respectively. Significant additional development costs must be incurred to bring the Company's and Tintic's main ore body, with a book value of approximately $6,467,000 at December 31, 1997, into operation, including the approval of a de-watering permit by the State of Utah.

The Company's unrecovered investment in mining claims and properties, net of applicable depletion, is $8,045,236 as of December 31, 1997, representing approximately 94 percent of total assets.

       (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. The Company's 23 percent investment in Central Standard Consolidated Mines is accounted for using the equity method.

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

     Reclamation Costs
Reclamation costs are accrued and expensed, principally by the units-of-production method, based upon estimated proven and probable ore reserves. Reclamation liabilities are recognized upon determination.

     Income Taxes
The Company follows the provisions of SFAS No. 109,
"Accounting for Income Taxes," which requires that income tax accounts be computed using the liability method.
Deferred taxes are determined based upon the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of currently enacted tax laws.

     Net Loss Per Common Share
Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share. All common stock equivalents were excluded from the calculation of Diluted EPS for the years ended December 31, 1997 and 1996 because they would have been antidilutive, thereby decreasing the net loss per common share.

At December 31, 1997, there were outstanding options to purchase 560,000 shares of common stock.

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

                     (3)  CAPITALIZATION
The Board of Directors of the Company authorized the issuance of common stock in exchange for preferred stock on a share-for-share basis if elected by the preferred stockholders. Preferred shares obtained by the Company in the exchange are retired. During 1997 and 1996, no preferred shares were exchanged for common shares.

The shares of preferred stock and common stock of the Company are equal in the right to receive dividends, to vote, and in all other respects except that upon liquidation the preferred shares are entitled to a preferential payment of $.50 per share.

During 1997, the Company issued 3,600 shares of common stock to an entity as partial payment for professional services rendered in connection with providing consulting services to the Company. The shares were issued at a price equal to the market price of the common stock on the date of issuance.

     Subsequent Event
On February 4, 1998, the Company issued 451,500 shares of common stock through private placement under Regulation D. The common stock was offered at $3.25 per share resulting in net proceeds of $1,397,500. The proceeds are expected to be used to fund mine development efforts and other operational costs of the Company.

                     (4)  STOCK OPTIONS
The Company applies APB Opinion 25 ("APB 25") and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. Accordingly, no compensation cost has been recognized for stock options granted to officers, directors and other key employees. Had compensation cost been determined based on the fair value at the grant date for awards under its plans consistent with the method required by SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                        1997        1996
   Net loss:             As           $(952,251) $(1,518,
                         reported                093)
                         Pro forma   (952,251)   (2,819,793
                                                 )

 Net loss per common     As           $  (0.16)  $
   share:                reported                (0.26)
                         Pro forma   (0.16)      (0.47)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Incentive Stock Options
During the year ended December 31, 1995, the Company loaned an officer and an employee $50,000 and $37,000, respectively, to facilitate their exercise of stock options issued under a previously existing incentive stock option plan. The issuance of the loans to the employees created a new measurement date for financial reporting purposes. The Company recorded deferred compensation of $75,000 (the difference between the market value of the stock and exercise price of the options on the date the loan was issued) in the 1995 financial statements. The deferred compensation is being amortized over the three-year life of the note receivable. During the years ended December 31, 1997 and 1996, $25,000 and $25,185 of expense, respectively, related to the amortization of the deferred compensation was recognized in the accompanying statements of operations. No stock options remain outstanding under the incentive stock option plan.

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

A summary of the status of the nonqualified stock options at December 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                             1997                1996
                               Wtd. Avg.          Wtd. Avg.
                               Exercise            Exercise
                      Shares    Prices    Shares    Prices
Outstanding at
  beginning of year   550,000  $5.33      320,000 $3.50
  Granted             -        -          290,000 6.97
  Forfeited           -        -          (60,000 3.50
                                          )
Outstanding at end    550,000  5.33       550,000 5.33
  of year
Exercisable at end    550,000  5.33       550,000  5.33
  of year
Weighted average
  fair value of                -                  4.49
  options granted

Of the 550,000 options outstanding and exercisable at December 31, 1997, 260,000 have an exercise price of $3.50, with a weighted average remaining contractual life of 6.5 years. The remaining 290,000 of the 550,000 options outstanding and exercisable at December 31, 1997, have exercise prices ranging between $6.94 and $7.00, with a weighted average exercise price of $6.97 and a weighted average remaining contractual life of 8.4 years.

     Other Stock Options
In addition to the incentive and nonqualified stock options previously discussed, the Company has granted stock options to investors and the executive director of Tintic at various times. A summary of the status of these nonqualified stock options at December 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                              1997                 1996
                                Wtd. Avg.            Wtd. Avg.
                                 Exercise            Exercise
                        Shares    Prices    Shares    Prices
Outstanding at
  beginning of year    239,300  $9.31      394,300  $6.63
  Granted              10,000   7.00       20,000   7.00
  Exercised            -        -          (175,00  3.00
                                           0)
  Forfeited            (239,30  9.31       -        -
                       0)
  Outstanding at end   10,000   7.00       239,300  9.31
  of year
  Exercisable at end   10,000   7.00       239,300   9.31
  of year
Weighted average
  fair value of                 2.25                 4.65
  options granted

All of the 10,000 options outstanding and exercisable at December 31, 1997 have an exercise price of $7.00, with a weighted average remaining contractual life of 2 years. During the year ended December 31, 1997, the Company recorded promotional expense of $22,525 in the accompanying consolidated statement of operations for the options granted to an entity as payment for consulting services performed for the Company.

During the year ended December 31, 1996, the Company recorded compensation expense of $93,000 in the accompanying consolidated statement of operations for the options granted to Tintic's executive director. During the year ended December 31, 1997, Tintic's executive director forfeited these options. As a result, the Company reversed the compensation expense previously recorded related to these options.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for options in 1997 and 1996, respectively: risk free rate of 6.0 and
6.2 percent; expected dividend yields of zero percent;
expected lives of 2 and 10 years; expected volatility of 82 and 42 percent.

                      (5)  INCOME TAXES
The income tax provisions for 1997 and 1996 differ from the amounts computed by applying the statutory federal income tax rate to the loss before provision for income taxes as follows:

                                     1997       1996
    Statutory federal income tax  (35.0)%    (35.0)%
    rate
   State income taxes, net of     (3.3)%     (3.3)%
    federal benefit
    Nondeductible expenses        .1 %            -  %
    Valuation allowance           38.2 %     38.3 %
    Effective income tax rate     -  %            -  %

The tax effects of temporary differences and the related valuation allowance against the deferred income tax asset as of December 31, 1997 were as follows:

   Deferred income tax assets:
   Net operating loss carryforward          $2,674,8
                                           11
   Future deductible expenses related to
    issuance of common stock options       160,064
   Future deductible expenses related to   86,063
    reclamation
   Mine exploration costs capitalized for  126,480
    tax purposes
   Financial reports over tax depreciation 12,456
   Other                                   1,836
   Total deferred income tax assets        3,061,710
   Valuation allowance                     (2,925,376)
   Deferred income tax assets, net of
    valuation allowance                    136,334
   Deferred income tax liability:
   Amortization of development costs       (136,334)
   Net deferred income taxes                $   -

The Company has net operating loss carryforwards ("NOLs") for federal tax reporting purposes of approximately
$7,086,000.  The NOLs expire as follows:

               Year of        Amount
             Expiration
               1998          $161,000
               1999         246,000
               2000         193,000
               2001         232,000
               2002         198,000
               2003         133,000
               2004         205,000
               2005         510,000
               2006         256,000
               2007         181,000
               2008         773,000
               2009         930,000
               2010         1,284,000
               2011         1,038,000
               2012         746,000
                             $7,086,
                            000

The Tax Reform Act of 1986 contains provisions which limit net operating loss carryforwards available based upon certain changes in ownership. In connection with the acquisition of South Standard during 1996, changes in the ownership of South Standard triggered limitations on all pre-existing net operating loss carryforwards. Additionally, the South Standard net operating losses are available for use only by South Standard. At December 31, 1997, management estimates that approximately $270,000 of net operating loss carryforwards are limited to be used only by South Standard. Of this amount, approximately $180,000 of these net operating loss carryforwards are available for use each year. If the annual limited amount is not utilized in any particular year, it remains available on a cumulative basis through the expiration date.

               (6)  RELATED-PARTY TRANSACTIONS
As discussed in Note 4, the Company loaned $50,000 to an officer and $37,500 to an employee who are also shareholders of the Company. The loan to the officer bears interest at the prime rate (8.5 percent at December 31, 1997) and interest is payable quarterly. The loan to the employee is noninterest bearing. The principal balance of both notes receivable is due on November 7, 1998. These notes receivable are secured by certain shares of the Company's common stock.

           (7)       COMMITMENTS AND CONTINGENCIES
     Environmental Matters
Prior to 1993, the Company leased its mining properties to other companies for operation, exploration and development.
Under the terms of the leases, these other companies were obligated to comply with all federal, state and local environmental laws and regulations affecting the mining industry. Management is not aware of any current environmental contamination and clean-up costs related to its mining properties for which the Company may be considered liable.

Tintic would become liable for environmental aspects of future operations on the Tintic properties, subject to applicable law. Tintic has applied for the necessary State of Utah permit in connection with its plans for de-watering that portion of the Burgin ore body that is located beneath the water table.

Tintic is currently in the process of transferring a reclamation obligation from the previous operator of the Burgin ore body. In prior years, Tintic reimbursed the previous operator for their costs of maintaining the reclamation bond in order to facilitate Tintic's continued development of the mines. In connection with this transfer, Tintic has agreed to assume the existing reclamation liability associated with the Burgin property once the transfer is approved by the State of Utah. As management believes the transfer is probable, Tintic recorded an estimated liability of $300,000 in 1997 for the existing liability on the Burgin property. Management believes that this liability will only become due when all mining efforts have been abandoned on the Burgin property.

     Operating Leases
The Company leases a vehicle under a noncancelable operating lease through October 1999. The lease payments on the vehicle are $285 per month.

In March 1997, the Company signed a long-term, noncancelable operating lease for its New York City office space. The lease expires on May 31, 2001. Lease payments are $1,850 per month.

Future minimum lease payments under these leases are due as follows:

        Year ending December
                31,
               1998           $25,620
               1999           24,765
               2000           22,200
               2001           9,250
                              $81,835






_______________________________