Form 10QSB
period 1998-03-31
CHIEF CONSOLIDATED MINING CO
filed 1998-05-15
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB



(Mark One)

  x    Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
	For the quarterly period ended March 31, 1998

       Transition report under Section 13 or 15(d) of the
Exchange Act
         For the transition period from 			 to


Commission File Number 1-1761



CHIEF CONSOLIDATED MINING COMPANY
(Exact name of Small Business Issuer as Specified in Its
Charter)


Arizona								87-0122295

(State or other jurisdiction of incorporation or organization)(I.R.S. Employer ID. No.)



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

					6,527,209
Number of shares of Common Stock, par value $.50, outstanding at March 31, 1998

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
                    CHIEF CONSOLIDATED MINING COMPANY
                                 AND
                             SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                             (Unaudited)
                               ASSETS

                                                      March 31, 1998
CURRENT ASSETS:
Cash                                                   $    216,353
U.S. treasury bills
 (at cost which approximates market value                 1,136,073
Accounts receivable                                          15,896
Other current assets                                         46,808
Total current assets                                      1,415,130

INVESTMENT IN CENTRAL STANDARD CONSOLIDATED MINES            78,101
ADVANCES TO CENTRAL STANDARD CONSOLIDATED MINES              25,150
MINING CLAIMS AND PROPERTIES, less accumulated
depletion of $819,444                                     8,171,870
MACHINERY AND EQUIPMENT, less accumulated
depreciation of $71,228                                      48,053
OTHER ASSETS                                                  4,552
Total assets                                           $  9,742,856

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                 $   45,624
               Total current liabilitie                      45,624

ACCRUED RECLAMATION COSTS                                   300,000

MINORITY INTEREST                                         2,543,098

SHAREHOLDERS' EQUITY:

Preferred stock-$0.50 par value; 1,500,000 shares
authorized, 5,200 shares outstanding                          2,600
Common stock-$0.50 par value; 20,000,000 shares
authorized, 6,527,209 issued and outstanding              3,263,605
Additional paid-in capital                               12,880,607
Deferred compensation                                       [14,839]
Notes receivable from shareholders                          [87,500]
Accumulated deficit                                      [9,190,339]
Total shareholders'equity                                 6,854,134

Total liabilities and shareholders' equity              $ 9,742,856

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

                 CHIEF CONSOLIDATED MINING COMPANY
                        AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                    For the Three Months Ended
                                  March 31,1998 March 31, 1997
REVENUES:
      Interest                          $11,036    $7,198
      Land sales and other               16,000     9,320
Total revenues                           27,036    16,518

EXPENSES:
General and
administrative                          179,026   108,365
Mining properties operating
costs and exploration                    52,470   108,124
Taxes other than income taxes             8,941     9,322
Total expenses                          240,437   225,811

NET LOSS BEFORE MINORITY INTEREST      [213,401] [209,293]

MINORITY INTEREST                        40,810      -

NET  LOSS                           $  [172,591]$ [209,293]

NET LOSS PER COMMON SHARE
(Basic and Diluted)                    $ [0.03] $    [0.03]

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Basic and Diluted)6,348,570   5,993,309

The accompanying notes to condensed
consolidated financial statements are
an integral part of these statements

                    CHIEF CONSOLIDATED MINING COMPANY
                            AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                      Increase (Decrease)in Cash

                                  For the three months ended
                                March 31, 1998 March 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                             [172,591]   [209,293]
Adjustments to reconcile net loss
to net cash used in operating
activities:
   Depreciation                         4,550       4,450
   Amortization of deferred compensation6,250       6,250
   Allocation of loss to minority
interest                              [40,810]        -
  Change in assets and liabilities:
  Increase in accounts receivable      12,971      [3,015]
  Decrease in other assets             [3,453]    [20,110]
  Decrease in accounts payable
  and accrued liabilities             [44,931]    [18,971]

Net cash used in operating activities[263,956]   [240,689]

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease (increase) in U.S.
treasury bills, net                [1,136,073]     226,350
Mining property development
 and purchase of property and
equipment                            [126,634]      [2,000]

Net cash used and provided
by investing activities            [1,262,707]      224,350

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from sale of common stock1,397,500        -

Net cash provided by financing
activities                            1,397,50         -

NET INCREASE (DECREASE) IN CASH       [129,163]   [16,339]

CASH AT BEGINNING OF PERIOD            345,516     52,250

CASH AT END OF PERIOD                $ 216,353   $ 35,911


                CHIEF CONSOLIDATED MINING COMPANY
                        AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto, included in the Company's Form
10-KSB for the year ended December 31, 1997.

Tintic Utah Metals LLC Joint Venture

On July 17, 1996, the Company, Akiko Gold Resources, Ltd.
("Akiko") and Korea Zinc. Co., Ltd. ("Korea Zinc") formed
Tintic Utah Metals LLC ("Tintic").  The Company contributed
$3,975,873 of its mining claims and properties and machinery and equipment for an undivided 50 percent interest in Tintic. Akiko and Korea Zinc were obligated to contribute $3,000,000 in cash each for a respective, undivided 25 percent interest in Tintic. On March 11,
1997, the Company, Akiko and Korea Zinc entered into an amendment of the Tintic operating agreement. The amendment provided for Akiko and Korea Zinc to vest in their interests in Tintic as they each contributed the $3,000,000 to Tintic in accordance with an agreed-upon schedule. The amendment also provided that if Akiko did not make timely contributions to Tintic, Korea Zinc could make the required contribution and increase its respective interest in Tintic.

During 1996 and 1997, Korea Zinc contributed $2,000,000 and
$1,000,000, respectively. Akiko did not make its required contributions in 1997, and Korea Zinc did not elect to make any more contributions. As a result, in accordance with the amended agreement, effective August 15, 1997, the Company's vested interest in Tintic increased to 75 percent while Korea Zinc's vested interest remained at 25 percent. As a result of its failure to contribute the required capital to Tintic, Akiko forfeited any rights of ownership in Tintic. The Company and Korea Zinc are required to make additional capital contributions to fund approved programs and budgets in proportion to their respective ownership percentages in Tintic. The failure of a member to meet its contribution requirement could result in the dilution of that member's percentage ownership interest.

The Company's contribution was made at the historical basis of the related mining properties and machinery and equipment for financial reporting purposes. No gain recognition or step-up in basis was recorded in the accompanying consolidated financial statements as a result of the transaction.

The investment in Tintic is accounted for as a majority owned consolidated subsidiary by the Company. The Company did not consolidate this subsidiary during the three month period ended March 31, 1997.

Rehabilitation Costs Capitalized

Through March 31, 1998, the Company has capitalized
$381,355 related to the rehabilitation of its Chief Number
2 shaft located on the Company's property and related buildings and equipment. All underground drilling and related costs have been expensed as exploration costs.
Further activity commenced in the second quarter, 1998 and continues to date.

Recent Accounting Pronouncement

"In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No.
131". Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. This segment will be, effective for financial statements issued for fiscal years beginning after December 31, 1997. The Company plans to adopt SFAS
131 in its December 31, 1998 financial statements.

Item 2.  Management's Discussion and Analysis or Plan of
Operation.

PLAN OF OPERATION

Please refer to "Item 6.  Management's Discussion and
Analysis or Plan of Operation - (a) Plan of Operation," and
"Item 1. - Description of Business." as contained in registrant's Annual Report dated March 23, 1998 on Form 10-
KSB for the fiscal year ended December 31, 1997 (hereafter
"1997 Form 10-KSB.)  See "Item 1. Description of Business -
Operating Agreement - Capital Contribution - Initial
Capital Contributions" of 1997 Form 10-KSB for information concerning Korea Zinc's and Akiko's obligation to each pay
$3,000,000 to Tintic Utah Metals LLC ("Tintic") as its initial capital contribution. Korea Zinc paid its full
$3,000,000 initial capital contribution and earned a vested
25% membership interest in Tintic.  On August 15, 1997,
Akiko failed to pay its initial $1,000,000 installment due with respect to its capital contribution obligation. As a result of Akiko's failure to pay, Korea Zinc had a right under the Operating Agreement, as amended on March 11, 1997, to increase its membership interest by 8-1/3% by contributing an additional $1,000,000 to the capital of Tintic by October 2, 1997. Korea Zinc did not make such payment. As a result, registrant's vested membership interest increased to 75%. Korea Zinc's membership interest is now fixed at 25% and Akiko no longer has the right to acquire any membership interest in Tintic.
Registrant will continue to work with Tintic Utah Metals
LLC on the exploration and development of the silver fissure area and other sections of the Burgin Mine that are above the water table and accessible.

Registrant anticipates that during the remainder of 1998, it will continue its efforts to further the development of the Trixie Mine on its own or by seeking a joint venture partner.

Registrant will also continue its underground drilling and other work on its Main Tintic District mining properties.
These current activities will be funded by utilizing its cash and US treasury bills on hand.

Registrant, based on increasing interest in its buildable real estate holdings in Utah, will continue to pursue the possibility of real estate sales or joint venture development of its real estate in areas that are suitable for residential or commercial building.

RESULTS OF OPERATION AND LIQUIDITY AND CAPITAL RESOURCES:

Registrant had no revenues from mining operations during the year 1997 or during the first three months of 1998.
Registrant had revenue from sales of surface real estate of $16,000 during the first three months of 1998, as compared to revenue from sales of surface real estate of $9,320 during the first three months of 1997.

Registrant's net loss from operations for the three months ended March 31, 1998, as compared to registrant's net loss from operations for the three months ended March 31, 1997, decreased in the amount of $36,702. The decrease in net loss for the period resulted primarily from the completion of the initial drilling program on registrant's Main Tintic
District properties after the first quarter of 1997.

Interest income for the first three months ended March 31, 1998, as compared to the first three months ended March 31, 1997, increased in the amount of $3,838. This increase resulted primarily from an increase in US treasury bill holdings, increasing the interest received. Mining property operating costs and exploration expenses for the first three months of 1998, as compared to the first three months of 1997, decreased in the amount of $55,654. This decrease resulted primarily as the result of the completion of the initial drilling program on registrant's Main
Tintic District properties after the first quarter of 1997.
General and administrative expenses for the first three months of 1998, as compared to the first three months of 1997 increased in the amount of $70,661. This increase resulted primarily as a result of the consolidation of registrant's 75% owned subsidiary, Tintic Utah Metals LLC and the inclusion of its general and administrative expenses in the first three months of 1998. Tintic Utah
Metals LLC which was not consolidated in the first three months of 1997. The general and administrative expenses applicable to Tintic Utah Metals LLC, in the amount of $40,810, are deducted on the operating statement as minority interest since they are fully chargeable to KZ
Utah Inc.

Registrant expects to continue funding its operating overhead for the balance of 1998 and the first three months of 1999 by utilizing cash from sales of surface real estate and other sources, in addition to its cash and U.S.
treasury bills on hand. If required, the Company will seek additional funding through the private placement of its common shares, however, this can be of no assurance that such sales of common shares will be achieved.





PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

In February 1998, registrant sold a total of 430,000 shares of common stock to accredited investors in a private placement. The sale of the shares was exempt from registration under Securities and Exchange Commission
Regulation D. Registrant received a total of $ 1,397,500 as proceeds from the sale of the shares. The restricted shares were sold at $3.25 per share. In addition, 21,500 shares were issued as a finders fee in connection with the private placement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	    None







This report contains forward-looking information and therefore it necessarily involves risks and uncertainties.
Factors that could cause actual events to differ materially from these forward-looking statements include, but are not limited to, the following: Tintic Utah Metal's ability to obtain approval of the permitting application for the Burgin Mine by the Utah Division of Water Quality;
obtaining of an acceptable feasibility study; and Tintic
Utah Metal's ability to obtain financing to fund a mining operation at the Burgin Mine. These and other risks are described in the Company's filings with the Securities and Exchange Commission, including the registrant's Annual
Report on Form 10-KSB for the year ended December 31, 1997.





                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CHIEF CONSOLIDATED MINING COMPANY
	(Registrant)





May 14, 1998		/s/LEONARD WEITZ
			(Signature and Title)
			Leonard Weitz
			President, Chairman of the Board of
   Directors, and Principal Executive Officer





May 14, 1998		/s/EDWARD R. SCHWARTZ
			(Signature and Title)
			Edward R. Schwartz
			Director, Treasurer,
			Principal Financial Officer and
			Principal Accounting Officer