Form 10-Q
period 1998-06-30
CHIEF CONSOLIDATED MINING CO
filed 1998-08-13
CIK 19913

10

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB



(Mark One)

  x Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1998

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

     YES  X              NO

                         6,505,709
Number of shares of $.50 par value Common Stock outstanding at August 9, 1998





 PART 1.FINANCIAL INFORMATION
 Item 1.FinancialStatements.


                    CHIEF CONSOLIDATED MINING COMPANY
                              AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET

                          (Unaudited)


                             ASSETS

                                                     June 30,1998
CURRENT ASSETS:
 Cash                                                $  165,099
 U.S.treasury bills(at cost which approximates
market value                                            693,912)
Accounts receivable                                       6,248
Other current assets                                     44,995

              Total current assets                      910,254



INVESTMENT IN CENTRAL STANDARD CONSOLIDATED MINES        78,101
ADVANCES TO CENTRAL STANDARD CONSOLIDATED MINES          26,650
MINING CLAIMS AND PROPERTIES,
 less accumulated depletion of $819,444               8,375,895
MACHINERY AND EQUIPMENT,
 less accumulated depreciation of $78,778                43,503
OTHER ASSETS                                            104,552
                    Total assets                    $  9,538,95
                        s                              5


            LIABILI
               TIES
                AND
            SHAREHO
             LDERS'
             EQUITY

CURRE
   NT
LIABI
LITIE
   S:
Accou                                                    79,419
  nts
payab
   le
  and
accru
   ed
liabi
litie
    s
              Total                                      79,419
            current
            liabili
               ties

ACCRU                                                   300,000
   ED
RECLA
MATIO
    N
COSTS

MINOR                                                  2,502,12
  ITY                                                         6
INTER
  EST

SHARE
HOLDE
  RS'
EQUIT
   Y:
Prefe
 rred
stock-
$0.50
  par
value
    ;
1,500
 ,000
share
    s
autho
rized
    ,
5,200
share
    s
outst
andin
    g
2,600
Commo
    n
stock-
$0.50
  par
value
    ;
20,00
0,000
share
    s
autho
rized
    ,
6,505
 ,709
outst
andin
g3,252
 ,855
Addit                                                  12,891,3
ional                                                        57
paid-
   in
capit
   al
Defer                                                   [8,589]
  red
compe
nsati
   on
Notes                                                  [87,500]
recei
vable
 from
share
holde
   rs
Accum                                                  [9,393,3
ulate                                                       13]
    d
defic
   it
              Total                                    6,657,41
            shareho                                           0
             lders'
             equity

              Total                                     $
            liabili                                    9,538,95
               ties                                    5
                and
            shareho
             lders'
             equity




  The
accom
panyi
   ng
notes
   to
conde
 nsed
conso
lidat
   ed
finan
 cial
state
ments
  are
   an
integ
  ral
 part
   of
 this
state
 ment



                    CHIEF
                    CONSO
                    LIDAT
                       ED
                    MININ
                        G
                    COMPA
                       NY

                      AND
                    SUBSI
                    DIARI
                       ES


            CONDENS
                 ED
            CONSOLI
              DATED
            STATEME
             NTS OF
            OPERATI
                ONS

                    (Unau
                    dited
                        )


                            For the
                         Three
                         Months
                         Ended
                         For the
                         Six
                         For the
                         Six
                         Months
                         Ended
                           June 30, June 30,  June 30, June
                               1998   1997        1998 30,1997
REVEN
 UES:
                               $           $         $         $
Inter                     10,725     4,804     21,761     12,002
  est
                             15,484    3,449    31,484   12,769
 Land
sales
  and
other
      Total                  26,209    8,253    53,245   24,771
      reven
        ues


EXPEN
 SES:
                            143,136  101,271   322,162  209,636
Gener
   al
  and
admin
istra
 tive

Minin
    g
prope
rties
opera
 ting
                            124,605   77,970   177,075  186,094
  and
explo
ratio
    n
costs
                              2,867    2,988    11,808   12,310
Taxes
other
 than
incom
    e
taxes
      Total                 270,608  182,229   511,045  408,040
      expen
        ses


  NET                     [244,399] [173,976 [457,800] [383,269
 LOSS                                      ]                  ]
BEFOR
    E
MINOR
  ITY
INTER
  EST


MINOR                        40,972             81,782
  ITY                                   -                 -
INTER
  EST


  NET                             $        $         $        $
 LOSS                     [203,427] [173,976 [376,018] [383,269
                                           ]                  ]


  NET
 LOSS
  PER
COMMO
    N
SHARE
(Basi                             $        $         $        $
c and                        [0.03]   [0.03]    [0.06]   [0.06]
Dilut
  ed)


WEIGH
  TED
AVERA
   GE
NUMBE
 R OF
COMMO
    N
SHARE
S                         6,505,709 6,008,94 6,420,140 5,998,52
OUTST                                      2                  5
ANDIN
G
(Basi
    c
&Dilu
 ted)










  The
accom
panyi
   ng
notes
   to
conde
 nsed
conso
lidat
   ed
finan
 cial
state
ments
  are
   an
integ
  ral
 part
   of
 this
state
 ment





                    CHIEF
                    CONSO
                    LIDAT
                       ED
                    MININ
                        G
                    COMPA
                       NY

                                AND
                          SUBSIDIAR
                                IES



            CONDENS
                 ED
            CONSOLI
              DATED
            STATEME
             NTS OF
               CASH
              FLOWS

                          (Unaudite
                                 d)

                    Incre
                      ase
                    (Decr
                    ease)
                       in
                     Cash



                                               For the
                                                   Six
                                                months
                                                 ended
                                              June 30,   June
                                                  1998 30,1997
 CASH
FLOWS
 FROM
OPERA
 TING
ACTIV
ITIES
    :
 Net                                                 $        $
loss                                         [376,018] [383,269
                                                              ]

Adjus
tment
 s to
recon
 cile
  net
 loss
   to
  net
 cash
 used
   in
opera
 ting
activ
ities
    :
                                                 9,100    8,900
Depre
ciati
   on
                                                12,500   12,500
Amort
izati
on of
defer
  red
compe
nsati
   on
                                              [81,782]
Alloc                                                     -
ation
   of
 loss
   to
minor
  ity
inter
  est

Chang
 e in
asset
s and
liabi
litie
   s:
                                               [3,323]  [1,057]
Incre
  ase
   in
accou
  nts
recei
vable
                                             [102,047] [17,698]
Incre
  ase
   in
other
asset
    s
                                              [11,136] [20,544]
Decre
  ase
   in
accou
  nts
payab
   le
  and
accru
   ed
liabi
litie
    s
                Net                          [552,706] [401,168
               cash                                           ]
            used in
            operati
                 ng
            activit
                ies


 CASH
FLOWS
 FROM
INVES
 TING
ACTIV
ITIES
    :
                                             [693,912]  171,259
Decre
  ase
(incr
ease)
   in
 U.S.
treas
  ury
bills
, net
                                             [329,799]  [2,000]
Minin
    g
prope
  rty
devel
opmen
t and
purch
  ase
   of
prope
  rty
  and
equip
 ment
                                               [1,500]
Advan                                                     -
  ces
   to
affil
iates
                Net                        [1,025,211]  169,259
               cash
              (used
                in)
            provide
               d by
            investi
                 ng
            activit
                ies


 CASH
FLOWS
 FROM
FINAN
 CING
ACTIV
ITIES
    :
  Net                                        1,397,500  237,500
proce
  eds
 from
 sale
   of
commo
    n
stock
                Net                          1,397,500  237,500
               cash
            provide
               d by
            financi
                 ng
            activit
                ies


  NET                                        [180,417]    5,591
INCRE
  ASE
(DECR
EASE)
   IN
 CASH

 CASH                                          345,516   52,250
   AT
BEGIN
 NING
   OF
PERIO
    D

 CASH                                        $           $
   AT                                        165,099    57,841
  END
   OF
PERIO
    D










  The
accom
panyi
   ng
notes
   to
conde
 nsed
conso
lidat
   ed
finan
 cial
state
ments
  are
   an
integ
  ral
 part
   of
 this
state
 ment





               CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

The accompanying condensed consolidated financial statements have been prepared by registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although registrant believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with registrant's consolidated financial statements and notes thereto, included in registrant's Form 10-KSB for the year ended December 31, 1997.

Tintic Utah Metals LLC Joint Venture

On July 17, 1996, registrant, Akiko Gold Resources, Ltd. ("Akiko") and Korea Zinc Co., Ltd. ("Korea Zinc") formed Tintic Utah Metals LLC ("Tintic"). Registrant contributed $3,975,873 of its mining claims and properties and machinery and equipment for an undivided 50 percent interest in Tintic. Akiko and Korea Zinc were obligated to contribute $3,000,000 in cash each for a respective, undivided 25 percent interest in Tintic. On March 11, 1997, registrant, Akiko and Korea Zinc entered into an amendment of the Tintic operating agreement. The amendment provided for Akiko and Korea Zinc to vest in their interests in Tintic as they each contributed the $3,000,000 to Tintic in accordance with an agreed-upon schedule. The amendment also provided that if Akiko did not make timely contributions to Tintic, Korea Zinc could make the required contribution and increase its respective interest in Tintic.

During 1996 and 1997, Korea Zinc contributed $2,000,000 and $1,000,000, respectively. Akiko did not make its required contributions in 1997, and Korea Zinc did not elect to make any more contributions. As a result, in accordance with the amended agreement, effective August 15, 1997, registrant's vested interest in Tintic increased to 75 percent while Korea Zinc's vested interest remained at 25 percent. As a result of its failure to contribute the required capital to Tintic, Akiko forfeited any rights of ownership in Tintic. Registrant and Korea Zinc are required to make additional capital contributions to fund approved programs and budgets in proportion to their respective ownership percentages in Tintic. The failure of a member to meet its contribution requirement could result in the dilution of that member's percentage ownership interest.

The investment in Tintic is accounted for as a majority owned consolidated subsidiary by registrant. Registrant did not consolidate this subsidiary during the six month period ended June 30, 1997 because its ownership was not more than 50%.

Rehabilitation Costs Capitalized

Through June 30, 1998, registrant has capitalized $381,355 related to the rehabilitation of its Chief Number 2 shaft located on registrant's property and related buildings and equipment. All underground drilling and related costs have been expensed as exploration costs. Further activity commenced in the second quarter of 1998 and continues to date.

Recent Accounting Pronouncement

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131. "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. This segment will be effective for financial statements issued for fiscal years beginning after December 31, 1997. Registrant plans to adopt SFAS 131 in its December 31, 1998 financial statements.

In June 1998, the Financial Accounting Standard's Board issued Statements of Financial Accounting Standard No. 133
"Accounting for derivative investments and hedging activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standardization for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Registrant will adopt SFAS 133 in its first fiscal quarter of 2000 financial statements.
Neither SFAS 131 nor SFAS 133 are anticipated to have a material impact on the Company's results from operations, financial statements or liquidity.

Subsequent Event

Prior to July 1998, registrant used the Sunshine Mining Company's reclamation and mining permit while Tintic continued rehabilitation and exploration activities on its East Tintic operational area properties. During June 1998, registrant placed $100,000 in escrow in connection with a proposed transfer of the Sunshine Mining Company's reclamation and mining permit to Tintic. This amount is included in other assets amount in the attached unaudited condensed consolidated balance sheet. An insurance policy was obtained to cover the remaining $200,000 liability which is included in accrued reclamation liability in the unaudited condensed consolidated balance sheet. In July 1998, the State of Utah formally approved Tintic's reclamation plan and transferred to Tintic the Sunshine Mining Company's mining permit.




Item 2.  Management's Discussion and Analysis or Plan of
Operation.

PLAN OF OPERATION

Please refer to "Item 6. Management's Discussion and Analysis or Plan of Operation - (a) Plan of Operation," and "Item 1. - Description of Business." as contained in registrant's Annual Report dated March 23, 1998 on Form 10-KSB for the fiscal year ended December 31, 1997 (hereafter "1997 Form 10-KSB".) See "Item 1. Description of Business - Operating Agreement - Capital Contribution - Initial Capital Contributions" of 1997 Form 10-KSB for information concerning Korea Zinc's and Akiko's obligation to each pay $3,000,000 to Tintic Utah Metals LLC ("Tintic") as initial capital contributions. Korea Zinc paid its full $3,000,000 initial capital contribution and earned a vested 25% membership interest in Tintic. On August 15, 1997, Akiko failed to pay its initial $1,000,000 installment due with respect to its capital contribution obligation. As a result of Akiko's failure to pay, Korea Zinc had a right under the Operating Agreement, as amended on March 11, 1997, to increase its membership interest by 8-1/3% by contributing an additional $1,000,000 to the capital of Tintic by October 2, 1997. Korea Zinc did not make such payment. As a result, registrant's vested membership interest increased to 75%. Korea Zinc's membership interest is now fixed at 25% and Akiko no longer has the right to acquire any membership interest in Tintic. Registrant will continue to work with Tintic on the exploration and development of the silver fissure area and other sections of the Burgin Mine that are above the water table and accessible.

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

Results of Operations and Liquidity and Capital Resources:

Registrant's net loss for the six months ended June 30, 1998, as compared to registrant's net loss for the six months ended June 30, 1997 decreased in the amount of $7,251. Registrant's net loss for the three months ended June 30, 1998, as compared to registrant's net loss for the three months ended June 30, 1997, increased in the amount of $29,451. The decrease in net loss for the six months ended June 30, 1998 resulted primarily from the initiation of rehabilitation work in April, 1998 at the Trixie Mine, while more substantial exploration activities occurred during the six months ended June 30, 1997. The increase in net loss for the three months ended June 30, 1998 resulted primarily from the initiation of rehabilitation work in April 1998 at the Trixie Mine. The Trixie Mine is 100% owned by Chief Gold Mines, Inc., a wholly owned subsidiary of registrant.

Interest income for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997 increased in the amount of $9,759. Interest income for the three months ended June 30, 1998 as compared to the three months ended
June 30, 1997 increased in the amount of $5,921. Increase for both periods resulted primarily from an increase in US treasury bill holdings, increasing the interest received.

Mining properties operating costs and exploration expenses for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, decreased in the amount of $9,019. This decrease was primarily the result of the completion of the initial drilling program on registrant's
Main Tintic District properties after the first quarter of 1997. Mining property operating costs for the three months ended June 30, 1998 as compared to the three months ended
June 30, 1997, increased in the amount of $46,635. This increase resulted primarily from initiation of rehabilitation work in the Trixie Mine, which was initiated in April 1998, and continued work in registrant's Main
Tintic District Plutus Mine.

General and administrative expenses for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 increased in the amount of $112,526. This increase was primarily a result of the consolidation of registrant's 75% owned subsidiary, Tintic and the inclusion of its direct general and administrative expenses in the first six months of 1998. Tintic was not consolidated in the first six months of 1997.

General and administrative expenses for the three months ended June 30, 1998 as compared to the three months ended
June 30, 1997 increased in the amount of $41,865. This increase was primarily a result of the consolidation of registrant's 75% owned subsidiary, Tintic and the inclusion of its direct general and administrative expenses for the three months ended June 30, 1998. Tintic was not consolidated for the three months ended June 30, 1997.

Registrant expects to continue funding its operating overhead for the balance of 1998 and the first three months of 1999 by utilizing cash from sales of surface real estate and other sources, in addition to its cash and U.S. treasury bills on hand. If required, registrant will seek additional funding through the private placement of its common shares, however, there can be no assurance that such sales of common shares will be achieved.


               PART II.  OTHER INFORMATION

Item 5.   Other Information

On June 29, 1998, Tintic Utah Metals LLC and registrant signed a Letter of Intent with a subsidiary of U.S. Filter Corporation. U.S. Filter Corporation is a leading global provider of industrial and municipal water and waste water treatment systems, products and services. Under the terms of the Letter of Intent, U.S. Filter Operating Services will determine the feasibility of U.S. Filter designing, building, owning and operating a water treatment plant on the site of the Burgin Mine in the East Tintic Mining District of Utah to treat and recycle water for beneficial use. The Burgin Mine is currently under development by registrant's subsidiary, Tintic Utah Metals. U.S. Filter would construct the water treatment plant at an estimated cost of $30 million. Tintic Utah Metals would be responsible for the Burgin Mine dewatering system that would supply water to the U.S. Filter plant. A projected dewatering rate of up to 12,000 gallons a minute from the Burgin Mine would be treated at the U.S. Filter plant, which would result in dewatering the Burgin Mine to its lowest planned operating levels in an environmentally sound manner. In July 1998, U.S. Filter Operating Services initiated its feasibility study under the Letter of Intent.

Registrant has assessed the impact of the Year 2000 issues affecting its internal software (including embedded systems contained in the Company's buildings, plant, equipment and other infrastructure) and concluded that any Year 2000 issues would not have a material effect on registrant's business, resulting operations, or financial condition.


Item 6.  Exhibits And Reports On Form 8-K

         None

Safe Harbor Statement under the Private Securities Reform
Act of 1995:
This Report contains forward-looking information and therefore it necessarily involves risks and uncertainties that could cause actual events to differ materially from those set forth or implied herein. Factors that could cause actual events to differ from these forward-looking statements include, but are not limited to, the following:
Tintic Utah Metals, LLC's ability to obtain a positive feasibility study or to obtain financing necessary to fund a mining operation at the Burgin Mine; a negative feasibility study is issued under the Letter of Intent with U.S. Filter Operating Services or the water treatment plant and dewatering system contemplated under the Letter of Intent does not become operative; Tintic Utah Metals is unable to obtain necessary approval and permits relating to dewatering the Burgin Mine from the Utah Division of Water Quality and other governmental authorities; the matters referred to in registrant's Letter of Intent with Thyssen Mining and Thyssen Mining's agreement with Tintic Utah Metals LLC are not consummated; Registrant is unable to enter into an agreement with a real estate developer relating to registrant's surface real estate properties. These and other risks are described in registrant's filings with the Securities and Exchange Commission, including Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.










                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CHIEF CONSOLIDATED MINING COMPANY
     (Registrant)





August 13, 1998          /s/LEONARD WEITZ
               (Signature and Title)
               Leonard Weitz
               President, Chairman of the Board of
Directors, and
               Principal Executive Officer





August 13, 1998          /s/EDWARD R. SCHWARTZ
               (Signature and Title)
               Edward R. Schwartz
               Director, Treasurer,
               Principal Financial Officer and
               Principal Accounting Officer