Form 10QSB/A
period 1998-06-30
CHIEF CONSOLIDATED MINING CO
filed 1998-08-14
CIK 19913

U.S. SECURITIES AND EXCHANGE CONMUSSION
                          Washington, D.C. 20549
                               FORM I O-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 1998

Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from to

Commission File Number 1- 1761

CHIEF CONSOLIDATED MINING COMPANY
(Exact name of Small Business Issuer as Specified in Its Charter)

Arizona                                 87-0122295
(State or otherjurisdiction of incorporation or organization)    (I.R.S.
Employer ID. No)

500 Fifth Avenue, Suite 102 1, New York, NY 10 110- 1099
(Address of Principal Executive Offices)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed onits behalf by the undersigned thereunto duly authorized.

CHIEF CONSOLIDATED MINING CONTANY
     (Registrant)

August 13, 1998

August 13, 1998

 /s/LEONARD WEITZ
(Signature and Title) Leonard Weitz President, Chairman of the Board of Directors, and Principal Executive Officer

     /s/EDWARD R. SCHWARTZ,
(Signature and Title) Edward R. Schwartz Director, Treasurer, Principal Financial Officer and Principal Accounting Officer



ACKNOWLEDGMEWT OF CORPORATE: SURETY

STATE OF Nevada
county of        Clark

On this 23rd day of June                  1998
appeared Caroline L. Brown to me personally known, who being by me duly sworn, did say that he is the aforesaid officer or attorney in fact of the Frontier insurance Company a corporation;
that the seal affixed to the foregoing instrument is the corporate seal of said corporation.
and that said instrument was signed and sealed in behalf of said corporation bythe aforesaid officer, by authority of its Board of Directors; and the aforesaid officer acknowledged said instrument to be the free act and dead of said corporation.

My Commission Expires
8-26-2000

Notary Public

Clark       County, Nevada

CIC-C-230-BD(8/90)

        DAVID L JOHNSON
        NOTARY PUBLIC


Attwhment B

Bond Number 1 -2 Permit Num]ber Mine Name

AFFIDAVIT OF QUALIFICATION

     On the 23rd day of June 12-98, personally appeared before me Caroline L. Brown who being by me duly sworn did say that hrJshe, the said Caroline L. Brown of FrontierInsurance Company and duly acknowledged that said instrument was signed on behalf of said company by authority of its bylaws or a resolution of its board of directors and said
     Caroline L. Brown duly acknowledged to me that Said Company executed the same, and that he/she is duly authorized to execute and deliver the foregoing obligations; that said Surety is authorized to execute the same,% and has complied in all respects with the laws of Umh in reference to becoming sole surety upon bonds, undertaking and obligations.


Signed:      Caroline L. Brown

             Surety Officer Caroline L. Brown

             Title: Attorney in Fact

STATE OF Nevada
                            ss:
COUNTY OF Clark

Subscribed and sworn to before on this 23rd day of June,1998

                                         QU41J
                                    Notary Pulblic
                                    Residing at: -TienderS-On Nevada

My Commission Expires:

8-26-2000       12



Paul Spor
Executive Director
Tintic Utah Metals, LLC.
15988 Silver Pass Road
P.O. Box 51
Eureka, Utah 84628

State of Utah
DEPARTMENT OF NATURAL RKSOURCXS
DIVISTON OF OTL, GAS AND MININO
1.5514 West North Ternpic, Suits 12 In
PO Box 145801
Sdh Lake QtV. Utuh 84114-SAOI
801 -538-634n
801-359-3W-. Y ux)
801-538-7223 (Tf)t)l

July 21, 1999

Re-  Submittal of Replace= Surely Bond- lintic Utah Metals. LLC..
Al2ex/Rurgin Mine
     M/049/002, Utah County. Utah

Dcar Mr. Spur:

     On July 2, 1998, the Division received Tintic Utah Metals, LI.C's (Tintic) replacement surety bond for the Apex/Burgin mine. Frontier Insurance Company has issued surety bond #123385 in the amount of $350,000. This surety bond will cffectively replace Sunshine Mining Company's recent surety bond # 71 S 100125197 HCA issued by Travelers Casualty and Surety Company fur this project.

     Tintic's new surety is categorized as an interim reclamation surety. it is intended to cover all existing surface disturbances at the mine and will remain in place until we grant final approval of Tintic's latest large mine permit application. A new reclamation surety amount will be calculated for Tintic's revised permit application as part of the. Division's formal review process. Once we reach a tentative approval decision on the application, the surecy amount may need to be adjusted accordingly.

     On July 20, 1998, we reveived a written commitment froinTintic, assuming full responsibility for Sunshine Mining Company's current Apex/Burgin Mine permit and all of the associated reclamation obligations. Our receipt of Tintic's replacement interim reclamation surety bond and your July 17, 1998 follow up letter will now allow us to release and return Sunshine's surety bond. Tintic Utali Metals, LLC is now recognized as the party/operator responsible for continued mining and reclamation of the Apex/Burgin project.

     As you know, we cannot complete the proceqsing of the large n1ine permit transfer form (MRTRL), until a complete Reclamation Contract Agreement (Form MR-RC) has been received and approved by the Board of Oil, Gas and Mining. In reviewing the permit transfcr form included with your June 1997 revised permit application, we recently noted that page 3 of 6 was missing. This is the page that the transferor must sign and notarize. Because we have made more recent minor revisions to this form, we ask that you please have a new transfer form signed and returned to (his office to replace the form presently on file. A copy of the more recent transfer form is attached for your convenience.

Page 2
Paul Spor
M/049/009
July 21, 1998

     We await Tintic's response to the Division's March 16, 1998 initial deficiency review comments. A Reclamation Contract Agreement (Form MR-RC) will need to be completed and returned once we reach the tentative approval stage and determine the final reclamation surety amount. We have enclosed a copy of this form with guidelines for completion. If you have any questions on completing the form, please call me at (801) 538-5286 or Joelle Bums at 538-5291.

     Thank you for your patience and axsistance in completing this permitting process. Wo look forward to receiving your response to our latest technical review and completing the permitting process of your large mine application in the near future.

Sincerely,
t
D. Wayne Hedberg
Permit Supervisor
Minerals Regulatory Program

jb
Rnclosure: MR-TRI., h4R-RC & guidelines
cc:  Tom Gast, Environmcntal Management Scrviccs
     Allan Young, Sutishine Mining Company
MDOON.ru