Form 10QSB
period 1998-09-30
CHIEF CONSOLIDATED MINING CO
filed 1998-11-16
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB



(Mark One)

  x    Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1998

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

     YES  X              NO

                         7,005,709
Number of shares of $.50 par value Common Stock outstanding at October 31, 1998





PART 1.FINANCIAL INFORMATION
Item 1. Financial Statements




CHIEF CONSOLIDATED MINING COMPANY
AND SUBSIDIARES
CONDENSED CONSOLIDATED BALALNCE SHEET
(Unaudited)

ASSETS

                                                            Sept.
                                                         30,1998

CURRENT ASSETS:
Cash                                                     $65,999
U.S. treasury bills(at cost which approximates
market value)                                            246,890
Accounts receivable                                        3,576
Other current assets                                       2,336

            Total current assets                         318,801


INVESTMENT IN CENTRAL STANDARD
CONSOLIDATED MINES                                        78,101
ADVANCES TO CENTRAL STANDARD
CONSOLIDATED MINES                                        26,650
MINING CLAIMS AND PROPERTIES
less accumlated depletion of $819,444                  8,547,877
MACHINERY AND EQUIPMENT
less accumulated depreciation of $ 83,228                 38,953
RECLAMATION BOND DEPOSITS                                139,540
OTHER ASSETS                                               4,552

          Total assets                                 9,154,474


LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITES:
Accounts payable & accrued liabilities                    38,216
Total current liabilites                                  38,216

ACCRUED RECLAMATION COSTS                                300,000

MINORITY INTEREST                                      2,446,293

SHAREHOLDERS EQUITY
Preferred stock$.50 par value; 1,500,000 shares authorized
5,200 shares outstanding                                   2,600
Common stock$.50 par value; 20,000,000 shares authorized
6,505,709 outstanding                                  3,252,855
Additional paid-in capital                            12,891,357
Deferred compensation                                    (2,339)
Notes receivable from shareholders                      (87,500)
Accumulated deficit                                  (9,687,008)
              Total shareholders' equity               6,369,965


              Total liabilites and shareholders equity $9,154,474


The accompany notes to condensed consolidated financial statements are an integral part of this statement.





CHIEF CONSOLIDATED MINING COMPANY
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited)
              For the Three Months Ended For the Nine Months Ended
              Sept.30, 98 Sept. 30, 97   Sept.30, 98 Sept. 30, 97

REVENUES
Interest                   $6,600     $6,224         $28,361      $18,226
Land sales and other        2,730     33,170          34,214       45,939
                 Total      9,330     39,394          62,575       64,165


EXPENSES
GeneraL & Administrative   165,946   140,472         488,108      350,108
Mining properties operating
and exploration costs      185,362    39,358         362,437      225,452
Taxes other than income tax  7,550     8,225          19,358       20,535

Total Expenses             358,858   188,055         869,903      596,095

NET LOSS BEFORE
MINORITY INTEREST        [349,528]  [148,661]       [807,328]    [531,930]

MINORITY INTEREST          55,833      -             137,615           -

NET LOSS               $[293,695]  $[148,661]      $[669,713]    $[531,930]   5]


NET LOSS PER COMMON
SHARE[Basis & Diluted] $   [.05]   $   [.02]       $    [.10]    $    [.09]



WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
(Basic and Diluted)    6,505,709   6,050,609        6,448,663     6,016,029


The accompanying notes to condensed financial statements are an integral part of this statement.




CHIEF CONSOLIDATED MINING COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
Increase (Decrease) in Cash



                               For the Nine Months Ended
                            Sept. 30, 1998  Sept. 30, 1997


CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                       $ [669,713] $  [531,930]
Adjustments to reconcile
net loss to net cash used in
operating activities:
Depreciation                       13,650       13,350
Amortization of deferred
compensation                       18,750       18,750
Allocation of loss to minority
interest                         [137,615]         -
Change in Assets&Liabilites:
Increase(decrease) in accounts
receivable                            651      [13,587]
Decrease(Increase) in other assets    812      [10,451]
Decrease in accounts payable
and accrued liabilities           [52,339]     [10,109]
Net cash used in operating
              activities:        [825,804]    [533,977]

CASH FLOW FROM INVESTING ACTIVITIES:

Decrease(Increase) in U.S.
treasury bills, net              [246,890]    299,921
Expenditures for mining claims
and property and purchase
of machinery & equipment         [503,083]    [2,060]
Increase in reclamation bond
deposits                          [99,740]       -
Advances to Central Standard
Consolidated Mines                 [1,500]       -
Net cash(used in) provided
by investing activities          [851,213]    297,861



CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common
stock                           1,397,500   237,500
Net cash provided by financing
activites                       1,397,500   237,500

NET INCREASE(DECREASE)IN CASH    [279,517]    1,384

CASH AT BEGINNING OF PERIOD       345,516    52,250

CASH AT END OF PERIOD          $   65,999  $ 53,634


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

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

During 1996 and 1997, Korea Zinc contributed $2,000,000 and $1,000,000, respectively, to Tintic. Akiko did not make its required contributions in 1997, and Korea Zinc did not elect to make any more contributions. As a result, in accordance with the amended agreement, effective August 15, 1997, Registrant's vested interest in Tintic increased to 75 percent while Korea Zinc's vested interest remained at 25 percent. As a result of its failure to contribute the required capital to Tintic, Akiko forfeited any rights of ownership in Tintic. Registrant and Korea Zinc are required to make additional capital contributions to fund approved programs and budgets in proportion to their respective ownership percentages in Tintic, except or otherwise provided by an October 1, 1998 amendment of the Tintic operating agreement. The failure of a member to meet its contribution requirement could result in the dilution of that member's percentage ownership interest.

The investment in Tintic is accounted for as a majority owned consolidated subsidiary by Registrant. Registrant did not consolidate this subsidiary during the approximately eight month period ended August 15, 1997 because its ownership was not more than 50%.

Under the terms of an amendment dated October 1, 1998 to the Tintic operating agreement, Registrant acquired, without cost, an option from Korea Zinc exercisable through October 15, 1999 to purchase Korea Zinc's 25% interest in Tintic at an exercise price of $2 million. During the option period, Korea Zinc shall not be required to make additional capital contributions to fund programs and budgets. During said option period, Registrant shall have sole operating control of the joint venture.

Rehabilitation Costs Capitalized

Through September 30, 1998 Registrant has capitalized approximately $381,000 related to the rehabilitation of its Chief Number 2 shaft located on Registrant's property and related buildings and equipment. All underground drilling and related costs have been expensed as exploration costs.

Recent Accounting Pronouncement

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131. "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. This segment will be effective for financial statements issued for fiscal years beginning after December 31, 1997. Registrant plans to adopt SFAS 131 in its December 31, 1998 annual financial statements.

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

Item 2.  Management's Discussion and Analysis or Plan of
Operation.

PLAN OF OPERATION
Please refer to "Item 6.  Management's Discussion and
Analysis or Plan of Operation - (a)
Plan of Operation," and "Item 1. - Description of Business."
as contained in Registrant's Annual Report dated March 23,
1998 on Form 10-KSB for the fiscal year ended December 31, 1997 (hereafter "1997 Form 10-KSB".) See "Item 1.
Description of
Business - Operating Agreement - Capital Contribution -
Initial Capital Contributions"of 1997 Form 10-KSB for information concerning Korea Zinc'sand Akiko's obligation to each pay $3,000,000 to Tintic UtahMetals LLC ("Tintic") as initial capital contributions.
Korea Zinc paid its full $3,000,000 initial capital contribution and earned a vested 25% membership interest in Tintic. On August 15, 1997, Akiko failed to pay its initial
$1,000,000 installment due with respect to its capital contribution obligation. As a result of Akiko's failure to pay, Korea Zinc had a right under the Operating Agreement, as amended on March 11, 1997, to increase its membership interest by 8-1/3% by contributing an additional $1,000,000 to the capital of Tintic by October 2, 1997. Korea Zinc did not make such payment. As a result, Registrant's vested membership interestincreased to 75%. Korea Zinc's membership interest is nowfixed at 25% and Akiko no longer has the right to acquire any membership interest in Tintic.

Under the terms of an amendment to the Tintic operating agreement dated October 1, 1998, Registrant acquired, without cost, an option from Korea Zinc, exercisable through October 15, 1999 to purchase Korea Zinc's 25% interest in Tintic at an exercise price of $2 million. During this option period, Korea Zinc shall not be required to make additional capital contributions to fund programs and budgets of Tintic. During said option period, Registrant shall have sole operating control of the joint venture.

Registrant will continue to work with Tintic on the exploration and development of the silver fissure area and other sections of the Burgin Mine that are above the water table and accessible through the Burgin's # 2 shaft. In this connection, Registrant will make additional advances to the joint venture.

Registrant anticipates that during the remainder of 1998, it will continue its efforts to further the development of the Trixie and Eureka Standard Mines. These current activities will be funded by utilizing its cash and US treasury bills on hand and if required, by the sale of investment stock.

Registrant, based on increasing interest in its buildable real estate holdings in Utah, will continue to pursue the possibility of real estate sales or joint venture development of its real estate in areas that are suitable for residential or commercial building.

In addition to the above operations, Registrant is pursuing the supplying of water from the Burgin Mine to a proposed water treatment plant. (See additional discussion in Part
II, Item 5).

Results of Operations and Liquidity and Capital Resources:

Registrant's net loss for the nine months ended September 30, 1998, as compared to Registrant's net loss for the nine months ended September 30, 1997 increased in the amount of approximately $138,000. Registrant's net loss for the three months ended September 30, 1998, as compared to Registrant's net loss for the three months ended September 30, 1997, increased in the amount of approximately $145,000. The increase in net loss for the nine month and three month periods ended September 30 1998 resulted primarily from the initiation of rehabilitation work in April 1998 at the Trixie Mine and in August, 1998 at the Eureka Standard Mine, which is now accessible through the Burgin Apex # 2 shaft. The Trixie and Eureka Standard Mines are 100% owned by Chief Gold Mines, Inc., a wholly owned subsidiary of Registrant.

Interest income for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997 increased in the amount of approximately $10,000, resulting primarily from an increase in US treasury bill holdings, increasing the amount of interest received.

Mining properties operating costs and exploration expenses for the nine months endedSeptember 30 1998, as compared to the nine months endedSeptember 30 1997, increased in the amount of approximately $137,000. Mining property operating costs for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, increased in the amount of approximately $146,000. These respective increases resulted primarily from the beginning of rehabilitation work in the Trixie Mine, which was initiated in April 1998 and rehabilitation, drilling and development work at the Eureka
Standard Mine in August 1998 and continued work during 1998 in Registrant's Main Tintic District Plutus Mine, and a reduction in the sale of real estate of approximately
$18,000 for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997.

General and administrative expenses for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, increased in the amount of approximately $138,000. General and administrative expenses for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997 increased in the amount of approximately $25,000. These increases for the nine and three month periods resulted primarily from the consolidation of Registrant's 75% owned subsidiary, Tintic, and the inclusion of its direct general and administrative expenses for the three months ended September 30, 1998. Tintic, subsequent to August 15, 1997 has been consolidated for all periods.

Registrant expects to continue funding its operating overhead for the balance of 1998 and the first nine months of 1999 by utilizing cash from possible sales of surface real estate and other sources, in addition to its cash and U.S. treasury bills on hand. If required, Registrant will seek additional funding through the private placement of its common shares, however, there can be no assurance that such sales of common shares will be achieved.

                 PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

Registrant, in February 1998 sold 430,000 shares of restricted investment stock to accredited investors in a private placement exempt from registration pursuant to Securities and Exchange Commission Regulation D under the
Securities Act of 1933.

Registrant received cash proceeds of $1,397,500 from the sale of said shares. Registrant paid a commission in connection with the sale by the issuance of 21,500 shares of its common stock, which represented 5% of the total number of shares sold in the private placement.

Registrant, in October 1998 sold an additional 500,000 shares of its common stock to accredited investors in a private placement exempt from registration pursuant to Securities and Exchange Commission Regulation D under the
Securities Act of 1933. Registrant received cash proceeds of $750,000 from the sale of said shares. Registrant did not pay a commission in connection with the sale.

Proceeds received by Registrant from both of the above stated private placements will be used for the following purposes: Loans to Registrant's subsidiary, Tintic Utah
Metals, for development and rehabilitation of Burgin Mine and rehabilitation of Burgin Mill; development and rehabilitation of registrant's Trixie and Eureka Standard
Mines; and, additional working capital for Registrant.

Item 5.   Other Information

On June 29, 1998, Tintic Utah Metals LLC and Registrant signed a Letter of Intent with a subsidiary of U.S. Filter
Corporation. U.S. Filter Corporation is a leading global provider of industrial and municipal water and waste water treatment systems, products and services. Under the terms of the Letter of Intent, U.S. Filter Operating Services will determine the feasibility of U.S. Filter designing, building, owning and operating a water treatment plant on the site of the Burgin Mine in the East Tintic Mining
District of Utah to treat and recycle water for beneficial use. The Burgin Mine is currently under development by Registrant's subsidiary, Tintic Utah Metals. U.S. Filter would construct the water treatment plant. Tintic Utah
Metals would be responsible for the Burgin Mine dewatering system that would supply water to the U.S. Filter plant. A projected dewatering rate of up to 18,000 gallons a minute from the Burgin Mine would be treated at the U.S. Filter plant, which would result in dewatering the Burgin Mine to its lowestplanned operating levels in an environmentally sound manner. In September 1998 Registrant filed, with the State of Utah, for the appropriation of Burgin Mine water. Approval of the appropriation of Burgin water to Registrant is subject to public notice, solicitation by the State of any possible opposition to granting the appropriation, and a public hearing on the appropriation.

Prior to July 1998, Registrant used the Sunshine Mining Company's reclamation and mining permit while Tintic continued rehabilitation and exploration activities on its East Tintic operational area properties. During June 1998, Registrant placed $100,000 in escrow in connection with a proposed transfer of the Sunshine Mining Company's reclamation and mining permit to Tintic. This amount is included in reclamation bonds in the attached unaudited condensed consolidated balance sheet. An insurance policy was obtained to cover the remaining $200,000 liability, which is included in accrued reclamation liability in the unaudited condensed consolidated balance sheet. In July
1998, the State of Utah formally approved Tintic's reclamation plan and transferred to Tintic the Sunshine Mining Company's reclamation and mining permit.

Registrant has assessed the impact of the Year 2000 issues affecting its hardware and software (including embedded systems contained in the Company's buildings, plant, equipment and other infrastructure) and concluded that any Year 2000 issues would not have a material effect on Registrant's business, resulting operations, or financial condition.

Item 6.  Exhibits And Reports On Form 8-K

         None








Safe Harbor Statement under the Private Securities Reform
Act of 1995:
This Report contains forward-looking information and therefore it necessarily involves risks and uncertainties that could cause actual events to differ materially from those set forth or implied herein. Factors that could cause actual events to differ from these forward-looking statements include, but are not limited to, the following:
Tintic Utah Metals, LLC's ability to obtain a positive feasibility study or to obtain financing necessary to fund a mining operation at the Burgin Mine; a negative final feasibility study is issued under the Letter of Intent with U.S. Filter Operating Services or the water treatment plant and dewatering system contemplated under the Letter of Intent does not become operative; Tintic Utah Metals is unable to obtain necessary approval and permits relating to dewatering the Burgin Mine from the Utah Division of Water Quality and other governmental authorities; Registrant is unable to enter into an agreement with a real estate developer relating to Registrant's surface real estate properties. These and other risks are described in Registrant's filings with the Securities and Exchange Commission, including Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.






                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CHIEF CONSOLIDATED MINING COMPANY
     (Registrant)





November 10, 1998        /s/LEONARD WEITZ
               (Signature and Title)
               Leonard Weitz
               President, Chairman of the Board of
               Directors, and
               Principal Executive Officer





November 10, 1998        /s/EDWARD R. SCHWARTZ
               (Signature and Title)
               Edward R. Schwartz
               Director, Treasurer,
               Principal Financial Officer and
               Principal Accounting Officer