Form 10KSB
period 1998-12-31
CHIEF CONSOLIDATED MINING CO
filed 1999-04-15
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                         FORM 10-KSB
(Mark One)
   x      Annual report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
(Fee required)

For the fiscal year ended December 31, 1998

Transition report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
(No Fee required)
For the transition period from                to

Commission file number   1-1761

CHIEF CONSOLIDATED MINING COMPANY
(Name of Small Business Issuer in its Charter)

Arizona                            87-0122295
(State or Other Jurisdiction      (I.R.S.Employer
of Incorporation or Organization)  Identification No.)

500 Fifth Avenue, New York, New York              10110
(Address of Principal Executive Offices)          (Zip Code)

(212) 354-4044
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                               Name of Each Exchange
 Title of Each Class           on which Registered

Common Stock, $0.50 par value  Pacific Exchange, Inc

Securities registered under Section 12(g) of the Exchange
Act:

Common Stock, $0.50 par value The NASDAQ Stock Marketr

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

State issuer's revenues for its most recent fiscal year. $73,711

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $19,062,070 as of March 11, 1999.

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

Yes                      No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                         Outstanding at April 9, 1999

Common Stock $0.50 par value                    7,311,741

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

Transitional Small Business Disclosure Format (check one):

YES:         NO   X

                              PART I

Item 1.  Description of Business.

     General.

     Registrant is a corporation formed under the laws of Arizona in 1909. Registrant's mining office is located in Eureka, Juab County, Utah 84628. Registrant's executive office is located at 500 Fifth Avenue, New York, NY 10110. See "Item 2. Description of Property-Ownership and Interests In Acreage and Location." for information concerning mining and real estate properties owned by registrant and the composition and use of said properties. Registrant has a total of four employees, including a mine manager employed in Utah and three employees in New York.

     Tintic Utah Metals LLC.

     Registrant owns a 75% vested interest in Tintic Utah Metals LLC, a limited liability company ("Tintic Utah Metals") formed under the Colorado Limited Liability Company Act on July 29, 1996, as the vehicle for a joint venture project for the development of certain properties contributed by registrant to Tintic Utah Metals. For financial reporting purposes, Tintic Utah Metals is consolidated with registrant.

     On March 11, 1997, KZ Utah, Inc. ("Korea Zinc"), a wholly owned U.S. subsidiary of Korea Zinc Co., Ltd., became the owner of the remaining 25% vested interest in Tintic Utah Metals by amendment to an Operating Agreement dated July 17, 1996 ("Operating Agreement"). The primary goal of Tintic Utah Metals is to bring the Burgin Mine back into production. See "Item 2. Description of Property." Tintic Utah Metals currently has an executive director and four other employees.

     Operating Agreement.

     The Operating Agreement, as amended to date, contains a comprehensive agreement between registrant and Korea Zinc that governs the management and operation of the properties owned by Tintic Utah Metals and each of the parties rights and obligations as to each other. Pursuant to the terms of the Operating Agreement, registrant transferred to Tintic Utah Metals, the mining rights to approximately 8,500 acres of its patented mining property in the East Tintic Mining District of Utah, including the Burgin Mine, and approximately 200 acres of unpatented mining claims in the same vicinity. The Operating Agreement also provides that all the business and operations relating to the development and mining of the East Tintic Mining District properties so transferred to Tintic Utah Metals will be conducted by Tintic Utah Metals. Korea Zinc has paid $3,000,000 to Tintic Utah Metals to become vested in its 25% membership interest. Funds contributed by Korea Zinc during the initial contribution phase were used to produce information for a feasibility study. The purpose of such a feasibility study is to assist the members in deciding whether to bring the Burgin Mine into production and, if a decision to produce is unanimously made by the members, to provide the basis for a program of development, including mine rehabilitation and construction. If a production program is adopted, Tintic Utah Metals will attempt to arrange project financing for that production program, which financing may be secured by Tintic Utah Metals' interest in its properties and other assets. Tintic Utah Metals may retain consultants and other mining specialists in connection with the various phases of its operations.

     By an amendment to the Operating Agreement dated October 1, 1998, Korea Zinc granted to registrant an option during the option period October 1, 1998 to October 15, 1999 ("Option Period") to purchase Korea Zinc's entire 25% membership interest in Tintic Utah Metals for $2,000,000. During the Option Period, Chief will not require Korea Zinc to make advances to Tintic Utah Metals or to repay to Chief 25% of the advances made by Chief to Tintic Utah Metals during the Option Period. Chief has not exercised the Option and the Option remains in effect. The October 1, 1998 amendment to the Operating Agreement also provides that if registrant exercises the Option and thereafter sells all or a portion of the 25% membership interest in Tintic Utah Metals purchased from Korea Zinc to a third party at a net selling price in excess of $80,000 for each 1% membership interest sold, registrant shall pay to Korea Zinc one-half of such excess over $80,000 for each 1% out of the 25% sold. Registrant shall, during the Option Period, have complete control over the day-to-day operations of Tintic Utah Metals.

     If registrant does not exercise the option to purchase Korea Zinc's 25% membership interest by October 15, 1999, any additional cash contributions or advances by registrant and Korea Zinc, as the members of Tintic Utah Metals, shall be made based upon their respective membership percentage interests. The exact amount of any additional cash contributions will depend upon the program and budgetary requirements of Tintic Utah Metals. See "Item 6. Management's Discussion and Analysis or Plan of Operation.-PLAN OF OPERATION- Tintic Utah Metals- Burgin Mine-Tintic Utah Metal's Funding Of Work To Be Done."

     During the aforementioned Option Period that terminates on October 15, 1999, Korea Zinc shall have no vote upon the operations of Tintic Utah Metals or in establishing programs and budgets. If registrant does not exercise its option by October 15, 1999, the management of Tintic Utah Metals will thereafter be conducted by the two members through a management committee, with each member having a voting representative on the committee. Voting shall be in proportion to the member's respective membership percentage interest. Unless the Operating Agreement specifically provides for a unanimous vote, the affirmative vote of registrant, as the member holding a majority of the members' percentage interests, shall determine the decisions of the management committee. A majority vote to approve a program and budget is needed, but the approval of a program and budget for major mining development requires the unanimous affirmative vote of both members.

     As provided in the Operating Agreement, the members have selected an Executive Director who shall have the delegated power to manage, direct and control operations of Tintic Utah Metals in accordance with approved programs and budgets. The Executive Director is on the management committee, but does not have any vote.

     Tintic Utah Metals is treated for tax purposes as a partnership under the Internal Revenue Code of 1986, as amended. Accordingly, registrant will include its proportionate share of income or loss from Tintic Utah Metals in registrant's corporation income tax return. A member's percentage interest in Tintic Utah Metals will determine the member`s proportionate share of income or loss, except the Operating Agreement provides that each member will be allocated expense deductions emanating from the property such member has contributed to Tintic Utah Metals. Thus, Korea Zinc will be allocated the tax deductions that arise from its Initial Cash Contribution and registrant will be allocated the tax deductions that arise from its contribution of East Tintic Mining properties, such as cost depletion, depreciation on equipment, and development costs.

     Any distributions of cash or property by Tintic Utah Metals will be made to the members on a pro-rata basis in proportion to their percentage interests on the date of distribution. The Operating Agreement contains provisions that define the members rights to receive such distributions.

     If registrant does not exercise its Option to purchase Korea Zinc's 25% membership interest by October 15, 1999, and a member desires to sell its interest in Tintic Utah Metals to a third party subsequent to that date, the Operating Agreement provides the mechanics under which the other member has the prior right to purchase the selling member's interest on the same terms as offered by the third party.

     Letter of Intent With U.S. Filter Corporation Subsidiary.

     On June 29, 1998, Tintic Utah Metals and registrant signed a Letter of Intent ("Letter of Intent") with a subsidiary of U.S. Filter Corporation. U.S. Filter Corporation is a leading global provider of industrial and municipal water and waste water treatment systems, products and services. Under the terms of the Letter of Intent, U.S. Filter Operating Services ("U.S. Filter") will determine the feasibility of U.S. Filter designing, building, owning and operating a water treatment plant on the site of the Burgin Mine in the East Tintic Mining District of Utah to treat and recycle water for beneficial use. U.S. Filter would construct the water treatment plant. Tintic Utah Metals would be responsible for the Burgin Mine dewatering system that would supply water to the U.S. Filter plant. A projected dewatering rate of up to 18,000 gallons a minute from the Burgin Mine would be treated at the U.S. Filter plant, which would result in dewatering the Burgin Mine to its lowest planned operating levels in an environmentally sound manner.

     U.S. Filter is continuing its work relating to background information, proposed operation, regulatory issues, projected scope and objectives, proposed water treatment, beneficial use of treated water and the economic viability of its project. A successful final agreement with U.S. Filter, subject to the State of Utah, granting to Chief the appropriation of Burgin Mine water, would provide for U.S. Filter's construction of a water treatment facility, pursuant to the terms and provisions of the Letter of Intent. See "Registrant's Application for Appropriation of Burgin Mine Water", below.

     Registrant's Application for Appropriation of Burgin Mine
Water.

     As part of a plan to dewater the main Burgin orebody that is below the 1,050 ft. level of the Burgin Mine, registrant filed an application with the State of Utah in September 1998 for the appropriation of Burgin Mine water covering up to 18,000 gallons per minute or up to eight billion gallons annually. The water from the Burgin Mine would be put to beneficial use as a new supply of water in the service area of the Central Utah Water Conservancy District by its addition to current supplies of drinking water and agricultural water. The application was accepted by the State and protests to the application were received from several parties, consisting primarily of Utah water distributors and water users. A public hearing was held on the application in Salt Lake City, Utah on March 30, 1999. See "Item
6. Management's Discussion and Analysis or Plan of Operation.- PLAN OF OPERATION-Registrant's Application For Appropriation Of Burgin Mine Water." for additional information concerning the public hearing and the application. Also see "Letter of Intent With U.S. Filter Subsidiary", above, for information concerning the possible construction of a water treatment facility if registrant's water appropriation application is approved.


     Projected Costs and Time Involving the Burgin Mine.

     If the development work and other aspects of the Burgin Mine's main orebody are successfully completed by Tintic Utah Metals, including registrant's obtaining additional short-term funding and obtaining a permit issued by the State of Utah regulatory agencies for Tintic Utah Metal's proposed method for dewatering below the water table of the Burgin Mine, and a production budget is agreed upon by the members and adequate long-term financing obtained, registrant estimates that it would be a minimum of two years before the Burgin Mine's main orebody would be in full production. Limited production from the Burgin Mine could result prior to that date if economic ore can be mined above the water table. Based upon current costs, it is estimated that approximately $38 million of additional financing will be required to bring the Burgin Mine into full operation. See "Item
6. Management's Discussion And Analysis Or Plan Of Operation.- PLAN OF OPERATION- Tintic Utah Metals- Burgin Mine." for information concerning the current value of proven and probable ore reserves of the Burgin Mine and Tintic Utah Metals's plans to initiate a development program in the already permitted area of the Burgin Mine above the water table.

     Registrant's Letter of Intent dated November 18, 1997 with Thyssen Mining Construction of Canada Ltd. ("Thyssen Mining") that had contemplated a series of agreements and events involving Tintic Utah Metals has expired by its terms without such agreements being effectuated. Also, Tintic Utah Metals' agreement dated November 12, 1996 with Thyssen Mining that contemplated several phases of work by Thyssen Mining is no longer in effect. Registrant has therefore been currently using its own financial resources to fund Tintic Utah Metals' ongoing work at the Burgin Mine.


     Main Tintic Mining District.

     The area known as registrant's Main Tintic Mining District consists of approximately 6,000 acres owned by registrant and is not a part of the Operating Agreement to Tintic Utah Metals. In October 1996, Registrant completed an up-to-date refurbishing of the Chief Number 2 shaft. The shaft has been open since 1979 when it was rehabilitated by Asarco Inc. under a lease that expired in 1984. Registrant has filed an application with the State of Utah for the appropriation of fresh water from its Main Tintic District property, the water to be pumped from the Chief Number 2 shaft if the application is approved. See "Item 6. Management's Discussion and Analysis Or Plan Of Operation - PLAN OF OPERATION - Registrant's Application For Appropriation Of Water From Main Tintic District."


     Trixie Mine.

      Effective June 28 1996, Chief Gold Mines, Inc.("Chief Gold Mines"), a wholly owned subsidiary of registrant, acquired 2,554 acres of patented mining properties in the East Tintic Mining District, including the Trixie Mine, as a result of the merger of South Standard Mining Company ("South Standard") into Chief Gold Mines. The market value for the 372,515 shares of registrant's common stock issued to the South Standard shareholders as a result of the merger was approximately $3.4 million on June 21, 1996, the date approval was given. See "Item 2. Description Of Property- Trixie Mine and Mining Properties Received As Result of Merger." and "Item 6. Management's Discussion And Analysis Or Plan Of Operation.- PLAN OF OPERATION-Trixie Mine."

Item 2.  Description of Property.

     Ownership and Interests In Acreage and Location.

     Registrant is the owner of, or has a vested interest in, approximately 14,500 acres of patented mining ground in the Tintic Mining District, Juab and Utah Counties, and approximately 200 acres of unpatented mining claims in the same area. Registrant, through its wholly owned subsidiary, Chief Gold Mines is the owner of an additional 2,554 acres of patented mining properties, also located in the East Tintic Mining District. Title to patented mining ground is land owned in fee and vested in the owner thereof; unpatented mining claims are possessory rights to land owned by the U.S. Government and are subject to annual rental payments and other conditions as to validity. The location of these properties and the nature of registrant's ownership and interests are as follows:

     East Tintic Mining District. Consists of approximately 11,054 acres of patented ground and 200 acres of unpatented mining claims. Pursuant to the terms of the Operating Agreement between registrant and Korea Zinc, registrant transferred ownership of approximately 8,500 acres of its patented ground and 200 acres of unpatented mining claims to Tintic Utah Metals. See "Item 1. Description of Business.-General.- Tintic Utah Metals LLC. - Operating Agreement." for a description of Tintic Utah Metals, registrant's vested 75% membership interest in Tintic Utah Metals, various terms of the Operating Agreement, the amount of Initial Cash Contribution made by Korea Zinc and other aspects of Tintic Utah Metals.

     Included within the East Tintic Mining District properties transferred by registrant to Tintic Utah Metals, is the Burgin Mine that was operated by Kennecott Corporation ("Kennecott") from 1966 to 1978, as part of property that Kennecott had leased from registrant and other co-lessors under a Unit Lease ("Unit Lease"), and a concentrating mill and various other buildings and support facilities that were built by Kennecott on the property that was then leased by Kennecott. In 1978, the Burgin Mine properties were returned to registrant; in 1980 registrant leased the underground mining rights to the Burgin Mine to Sunshine Mining Company ("Sunshine'); in 1983 Kennecott sold its interest in the Unit Lease to Sunshine; in 1992 both the Unit Lease and registrant's lease with Sunshine were terminated and the Burgin Mine properties were returned to registrant free of any lease; and, in 1996 registrant entered into the Operating Agreement with Korea Zinc. See "Item 1. Description of Business." for information on Burgin Mine and registrant's vested interest in Tintic Utah Metals.

     Main Tintic Mining District. Consists of approximately 6,000 acres of patented properties owned by registrant. See "Item 1. Description of Business.-Main Tintic Mining District." and "Item 6. Management's Discussion And Analysis Or Plan Of Operation-PLAN OF OPERATION - Main Tintic Mining District Project."

     Production From Burgin Mine While Under Lease To Kennecott.

     Kennecott mined 1,870,218 tons of ore from the Burgin Mine orebody between 1967 and 1978 under a Unit Lease over a twelve year period which produced: 10,929,978 ounces of silver;
338,127,751 pounds of lead and 349,209,284 pounds of zinc.   See
"East Tintic Mining District.", above. Although Kennecott, during that period, did not report Burgin ore reserve figures to registrant, it did report annually to registrant that one additional ton of ore was developed to replace every ton mined.

     Proven And Probable Ore Reserves At The Burgin Mine.

     Sunshine acquired the underground mining rights to the Burgin Mine in 1980. When Sunshine purchased the Unit Lease from Kennecott in 1983, Sunshine gained the use of the mining shafts and other capital improvements previously made by Kennecott on the properties. See "East Tintic Mining District.", above, and
"Physical Condition Of The Burgin Mine.", below.   As lessee of
the Burgin Mine, Sunshine conducted extensive surface and underground drilling programs and computed the property's proven and probable ore reserves. Sunshine had access to the proven and probable ore reserves by means of the Burgin Mine's Apex Number 2 shaft. The shaft, together with the connecting drifts and drill stations, had been rehabilitated by Sunshine at a cost of approximately $6 million. After the Burgin Mine was returned to registrant in 1992, registrant continued to have access to the reserves through the Apex Number 2 shaft, and the shaft was utilized by registrant in its underground drilling program, up to the time registrant transferred the Burgin Mine properties to Tintic Utah Metals in July 1996 under the terms of the Operating Agreement. See "Item 1. Description of Business.- Operating Agreement." After the property was transferred to Tintic Utah Metals, the underground drilling program was continued by Tintic Utah Metals and independent consultants were hired to calculate the ore reserves based on the results of the drilling programs, who substantiated the earlier Sunshine estimates of 1,032,173 tons of proven and probable ore reserves, with essentially the same grades. Tintic Utah Metals' consultants, as shown in the chart below, have currently estimated a total of 1,075,000 million tons of proven and probable ore reserves. In addition, because of extensive positive drilling results and the fact that the Burgin Mine deposit was mined for over 1,800,000 tons of ore by Kennecott, without Kennecott ever drilling for reserves, there is a high degree of confidence by Tintic Utah Metals that inferred or possible resources currently estimated at 407,000 additional tons will probably be realized.

     Tintic Utah Metals terminated its underground drilling program in the third quarter of 1997 to the north and south of the main Burgin orebody when it determined that the ore reserves at the Burgin Mine were sufficient to justify developing the Burgin Mine, subject to the availability of adequate financing and the approval by State of Utah regulatory agencies of Tintic Utah Metals' proposed method for dewatering below the water table of the Burgin Mine. See "Item 1. Description of Business. - Registrant's Application for Appropriation of Burgin Mine Water." However, Tintic Utah Metals does intend to proceed with the exploration and development of areas above the water table of the Burgin Mine, including the silver fissure and other potential mineralized zones and to begin mining from the silver fissure zone when sufficient funds are available to registrant for that purpose. See "Underground Drilling Program At Burgin Mine.", below, and "Item 6. Management's Discussion and Analysis or Plan of Operation.-PLAN OF OPERATION- Tintic Utah Metals- Burgin Mine."

     Proven and probable ore reserves, to date, of the Burgin orebody, as determined by Tintic Utah Metals's independent consultants, are estimated as follows:

                              Contained Contained Contained Contained
                              Tons of   Ounces of Pounds of Pounds of
                              Ore       Silver    Lead      Zinc

Proven&Probable Reserves   1,075,000   17,726,750 452,360,000 143,405,000

     Possible resources of the Burgin orebody, as estimated by Tintic Utah Metals are:

                             Contained Contained Contained   Contained
                             Tons of   Ounces of Pounds of   Pounds of
                             Ore       Silver    Lead        Zinc

Possible Resources(1)     407,000   6,146,576    130,177,148    42,521,269

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


     Underground Drilling Program At Burgin Mine.

     By the end of February 1997, a total of forty-one drill holes had been completed by Tintic Utah Metals in its drilling program through the Burgin Mine's Apex Number 2 shaft, with assays indicating high grade mineralization intercepts in approximately one-half of these drillholes. See "Proven and Probable Ore Reserves at the Burgin Mine.", above. Following are drillhole assays per ton for several of the more significant drillholes:

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

     Physical Condition Of The Burgin Mine.

     While Kennecott was lessee of the Burgin Mine, it expended significant monies for capital improvements at the Burgin Mine, such as the building of a concentrating mill, three headframes and hoists, three mine shafts and underground workings, including the Apex Number 2 shaft and numerous support buildings. When Sunshine succeeded Kennecott as lessee of the Burgin Mine, Sunshine expended funds in the further development of the Burgin Mine. As a result of the termination in 1992 of registrant's Burgin Lease with Sunshine and the Unit Lease, all of the assets and improvements built by both Kennecott and Sunshine at the Burgin Mine, became the property of registrant, with registrant also receiving certain real property, equipment and other personal property from Sunshine. Registrant has received independent estimates that the cost of renovating the concentrating mill built by Kennecott to process up to 1,200 tons per day, would be approximately $3.5 million, but that if Tintic Utah Metals had to completely build a similar facility at this time, the replacement cost would be in excess of $30 million.
See "Ownership and Interests in Acreage and Location-East Tintic Mining District.", above. Beginning in November, 1998, Tintic Utah Metals conducted renovation and clean-up work at the concentrating mill, and such work continues to date.

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

     Trixie Mine.

     As a result of the merger of South Standard into Chief Gold Mines, 2,554 acres of patented mining properties, including the Trixie Mine properties, were received by Chief Gold Mines. The Trixie Mine properties are contiguous with the Burgin Mine properties. The Trixie Mine had been included as part of the Unit Lease with Kennecott. See "Item 1. Description of Business
- Trixie Mine." and "Ownership and Interests in Acreage and Location-East Tintic District.", above.

     The Trixie Mine had been South Standard's principal mining asset prior to the merger. As previously reported by South Standard, limited production from the Trixie Mine in 1969 through 1992, resulted in a total of 713,478 tons of ore being mined containing an average per ton grade of 0.21 ounces of gold per ton and 6.55 ounces of silver, for a total of 150,048 ounces of gold and 4,670,289 ounces of silver. There has been no production of ore from the Trixie Mine since October 1992, when it was closed by Sunshine a month before the Unit Lease was terminated. Registrant began limited mining and stockpiling of ore from the Trixie Mine in March 1999. See "Item 6. Management's Discussion And Analysis Or Plan Of Operation.- PLAN OF OPERATION-Trixie Mine."

      Real Estate.

     Registrant estimates that approximately 6,000 to 7,000 acres of its Utah properties have a potential for residential and/or commercial development. See "Item 6. Management's Discussion and Analysis Or Plan of Operation - PLAN OF OPERATION - Proposed Sale Of Real Estate For Development."


Item 3.  Legal Proceedings.

     A lawsuit was brought by Mammoth Mining Company ("Mammoth") and Keystone Surveys against a group of defendants that include Tintic Utah Metals. Registrant is not a defendant in the lawsuit. The suit was instituted in the Fourth Judicial District Court, Juab County, Utah (Civil No. 980600025QT) and arose out of an action that had been brought by Frank Vincent et al. against Mammoth (same case number). The complaint against Tintic Utah Metals does not specify any dollar amount sought against Tintic Utah Metals, nor does it appear to contain any specific allegations of wrongdoing against Tintic. The time for Tintic Utah Metals to answer the complaint against it has been extended. Mammoth's counsel has advised Tintic Utah Metals' counsel that the main lawsuit brought by Frank Vincent et al. against Mammoth Mining may be settled, with the lawsuit brought by Mammoth against Tintic Utah Metals and others to be withdrawn as a result. Counsel to Tintic Utah Metals has advised that it is of the opinion that the lawsuit brought by Mammoth is without merit since it fails to state a cause of action and no specific allegations of wrongdoing and damages are set forth in the complaint.

     Registrant is not a party to any lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders.

     A Special Meeting in Lieu of Annual Meeting of registrant's shareholders was held on December 15, 1998. The proposals voted upon at the meeting and the results of such voting were as follows:

(1) Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.
Management's slate of directors was elected at the meeting:

Management's Slate
of Directors Elected:    Votes Cast  Votes Withheld-
Name of Directors        For*        Individuals     Broker Non-Votes
Leonard Weitz           5,947,760         3,900      457,647
James Callery           5,951,655             5      457,647
Paul Hines              5,951,660            -       457,647
Edward R. Schwartz      5,951,660            -       457,647
Victor V. Tchelistcheff 5,951,660          -         457,647

(*Cumulative voting for Directors)

(2)  Proposal to approve the selection of the firm of Arthur
Andersen LLP as independent public accountants for registrant for
1998.  Proposal (2) was approved by shareholders at the meeting:
          Votes Cast   Votes     Abstentions   Broker
             For       Against   Individuals   Non-Votes

          4,949,122    34,646        -         494,918

     The affirmative vote of the majority of shares represented at the meeting was required to approve Proposal 2.

                             PART II

Item 5.  Market for Common Equity and Related Shareholder
Matters.

     The principal markets on which registrant's shares of common stock are traded are The NASDAQ Stock Marketr under the symbol
CFCM and the Pacific Exchange, Inc. under the symbol CFC.

     High and low sales prices of registrant's common stock on the NASDAQ Stock Marketr for each quarterly period during the past two years are as follows:

1998 Market Price                  High      Low

First Quarter.................... 5-5/8      3-5/8
Second Quarter................... 5-1/16     3-3/8
Third Quarter.................... 3          1-7/16
Fourth Quarter................... 3-3/4      1-9/16

1997 Market Price                  High      Low

First Quarter...................  7-7/8      6-1/8
Second Quarter..................  8-1/4      4-1/2
Third Quarter..................   6-1/4      4-1/8
Fourth Quarter.................   7-3/4      3-1/2

     Approximate number of holders of record of registrant's common stock as of March 11, 1999 - 2,000.

     No cash dividends were declared during the years 1998 and 1997.

     Item 6. Management's Discussion And Analysis Or Plan Of
Operation.

(a)    PLAN OF OPERATION.

     Registrant had no revenues from mining operations during the year 1998 or during the period January 1, 1999 to March 11, 1999. Registrant's consolidated revenues of $73,711 in 1998 consisted of $37,660 in revenues from real estate sales and miscellaneous sources and $36,051 in revenues from interest. Registrant's consolidated revenues of $85,893 in 1997 consisted of $42,562 in revenues from real estate sales and miscellaneous sources and $43,331 in revenues from interest.

     Registrant's consolidated net loss for 1998 was $1,729,652 as compared to a consolidated net loss of $952,251 in 1997. The increase of $777,401 in the loss for 1998 as compared to the loss in 1997 resulted primarily from registrant's inclusion in its financial statements of its allocated loss sustained by Tintic Utah Metals for 1998 in the amount of $631,385. The registrant's allocated share of the loss increased during 1998, in accordance with the Operating Agreement, due to certain advances made by registrant to Tintic Utah Metals during 1998.

     Cash Needs Of Registrant.

     Registrant expended, directly and through Tintic Utah Metals, a total of approximately $1,727,000 during the year 1998 and in January and February of 1999, principally in connection with: completion of the rehabilitation and development of the Trixie Mine; rehabilitation work on the Burgin Concentrating Mill; exploration and development of the silver fissure area of the Burgin Mine (above the water table); and costs associated with registrant's applications to the State of Utah for the appropriation of Burgin Mine water and for the appropriation of water in the Main Tintic District. Although registrant owns a 75% membership interest in Tintic Utah Metals, registrant provided all of the cash advances to Tintic Utah Metals during the aforesaid period because Korea Zinc, the owner of the remaining 25% membership interest, had advised registrant that it was unable to transfer monies into the United States. See "Item
1. Description of Business-Operating Agreement." for information concerning the Third Amendment to the Operating Agreement whereunder Korea Zinc granted an option to registrant to purchase Korea Zinc's 25% membership interest in Tintic Utah Metals for $2,000,000, with registrant to have full operating control of Tintic Utah Metals during the option period that ends October 15, 1999.

     The funds that registrant expended during 1998 and in January and February of 1999 for the above purposes and the additional funds registrant used to pay its general corporate overhead were derived primarily from $214,800 in cash on hand at January 1, 1998 and $2,509,700 from proceeds raised from the sale by registrant of shares of its common stock in private placements during 1998. As at February 28, 1999, there remained $449,400 of cash on hand. The extent by which registrant will be able to continue to fund its activities on its own properties and to make further advances to Tintic Utah Metals that will allow Tintic Utah Metals to proceed with its mining and rehabilitation activities, will depend primarily upon the ability of registrant during the next several months to raise funds through the sale of registrant's common stock in private placements and/or the sale of real estate for residential and commercial development. See "Proposed Sale Of Real Estate For Development." and "Factors That May Affect Registrant's Plan of Operation.", below.

     As at April 9, 1999, registrant had sufficient cash to meet its minimum corporate overhead requirements through December 31, 1999. However, if the registrant expects to continue to make cash advances to Tintic Utah Metals and/or resume the mining and stockpiling of ore from the Trixie Mine and, when the Burgin Concentrating Mill becomes operative, pay the initial costs of processing the ore, the registrant will be required to raise additional funds during 1999 from the sale of its stock and/or the sale of real estate. The continuance of cash advances to Tintic Utah Metals would allow Tintic Utah Metals to (i) proceed with the work required to complete the rehabilitation of the Burgin Concentrating Mill (including the purchase a Knelson concentrator for use in conjunction with the Burgin Mill); (ii) obtain necessary mining permits from the State of Utah; and (iii) explore and develop for mining, the ore in the Burgin Mine silver fissure area. It is anticipated by registrant that any such additional funds would be used for one or more of the foregoing purposes, depending upon the amount of cash available and the order of priority to registrant at the time the funds are
applied.   Any such additional funds received in 1999 may also be
used by registrant for the benefit of other areas of registrant's own mining and real estate properties, including costs associated with sales of real estate to developers for residential and/or commercial development and other corporate purposes that may arise during the remainder of 1999.

     Rehabilitation of Burgin Concentrating Mill.

     Plans for continuing to mine from the Trixie Mine, initiating mining from the silver fissure area of the Burgin mine, and initiating mining from the Eureka Standard Mine, are subject to successful rehabilitation of the Burgin Concentrating Mill by Tintic Utah Metals. Tintic Utah Metals estimates that approximately $700,000 will be required to complete the Mill rehabilitation. Registrant began to mine ore from the Trixie Mine in March 1999 on a test basis, which proved successful. On April 1, 1999, the Trixie Mine was put on a "standby basis" awaiting the Mill to become operative for the processing of Trixie ores. Therefore, a top priority of registrant during the second quarter of 1999 will be to provide funds to Tintic Utah Metals for the purpose of completing Mill rehabilitation and obtaining permits from the State of Utah that would allow the Mill to become operative, which in turn would enable the silver fissure area of the Burgin and the Eureka Standard Mine to become operative. See "Silver Fissure Area Above The Water Table." and "Trixie Mine.", below. As stated at "Cash Needs Of Registrant.", above, registrant's ability to provide those funds to Tintic Utah Metals will depend upon a sufficient amount of funds raised by registrant during the next several months.

     Silver Fissure Area Above the Water Table.

     As stated at "Item 2. Description Of Property.-Proven and Probable Ore Reserves At The Burgin Mine.", Tintic Utah Metals intends to begin mining from the silver fissure zone, which is above the water table of the Burgin Mine. Such mining activity will be conditioned upon registrant having sufficient funds to provide advances to Tintic Utah Metals that would allow Tintic Utah Metals to apply the funds towards completing the development in the silver fissure area for mining. Ore samples from the silver fissure, which consist of a strike length of over 200 feet, assayed at an average grade of approximately 35 ounces of silver per ton, including sample assays as high as 226 ounces of silver per ton. This area's silver mineralization is contained in a silica structure, unlike the glena of the main Burgin orebody, and would offer alternative methods of processing, by either concentrating the ore, or use of the ore as a smelter fluxing agent. Although, the economic feasibility of mining from the silver fissure area would also need to be established, registrant believes that based upon current metals prices, mining from this section of the Burgin would be economically feasible, assuming the other above described conditions are fulfilled.

     Trixie Mine.

     Another high priority in terms of registrant's plans for 1999 is the early resumption of mining from its Trixie Mine and the shipment of Trixie ore for processing at the Burgin Concentrating Mill. The continuation of mining from the Trixie Mine is subject to the ability of registrant to sufficiently fund the final renovation of the Burgin Concentrating Mill by Tintic Utah Metals and the ability of registrant to fund the actual mining activities at the Trixie Mine and pay costs associated with the processing of the ore until such time as the Trixie Mine operation becomes self sustaining. See "Item 2. Description Of Property.-Trixie Mine." for discussion of gold and silver production from the Trixie Mine during prior years.

     Registrant's Application For Appropriation Of Burgin Mine
Water.

     As stated at "Item 1. Description of Business.-Registrant's Application For Appropriation Of Burgin Mine Water.", a public hearing on registrant's application for the appropriation of water from the Burgin Mine was held in Salt Lake City, Utah on March 30, 1999. During the course of the hearing, registrant demonstrated to the hearing officers the economic viability of the overall project by presenting information illustrating that even at current depressed metals prices, very significant pre-tax annual profits could be derived during the full operation of the Burgin Mine; registrant believes it was successful in making that portion of its argument at the hearing. The protesters at the hearing, as referred to at "Item 1. Description of Business.- Registrant's Application For Appropriation Of Burgin Mine Water.", argued that an unspecified amount of Burgin highly saline water flows underground into Utah Lake, where water appropriation had previously been granted to parties other than registrant. It is registrant's interpretation of the protesters' argument that they were more concerned with the possible termination of an undocumented underground flow of saline water into Utah Lake than the potential benefits of a new supply of water of up to eight billion gallons a year that would be added from a Burgin water treatment facility to the drinking water and agricultural water supplies in the service area of the Central Utah Water Conservancy District.

     If the State of Utah grants registrant's application for appropriation of Burgin Mine water, a subsidiary of U.S. Filter will determine the feasibility of its building and operating a water treatment facility on the site of the Burgin Mine. At the March 30, 1999 public hearing, registrant estimated to the hearing officers that the building of a water treatment facility would be in the range of $100 million. Such costs would not be borne by registrant. See "Item 1. Description of Business.- Letter of Intent With U.S. Filter Corporation Subsidiary."

     The protesters at the March 30, 1999 hearing requested and were granted the right to submit to the State additional written material within 30 days. Registrant will be given opportunity to respond to that submission. The Utah State Engineer is designated as the State official to render a decision upon registrant's application. Registrant anticipates that the decision of the State Engineer on the application will be made by July 1999.


     Proposed Sale Of Real Estate For Development.

     As indicated at "Item 2. Description of Property.-Real Estate.", registrant believes that 6,000 to 7,000 acres of its Utah properties have the potential for residential and/or commercial development. Sales by registrant of small unimproved parcels in the City of Eureka continued in 1998, however no offers have been received from residential or commercial developers that contained terms acceptable to registrant. Registrant is continuing to seek to interest real estate developers in developing buildable areas of its Juab County and Utah County properties.

     Registrant's Application For Appropriation Of Water From
Main Tintic District.

     Registrant has filed with the State of Utah an application for the appropriation of fresh water from its Main Tintic District properties. See "Item 1. Description of Business.-Main Tintic Mining District." The Main District water consists of relatively fresh water requiring little, if any treatment. The water is located below the 1,800 foot level of registrant's Main District properties. This water is accessible via the Chief Number 2 Shaft which has been rehabilitated and is fully operational. The primary purpose of registrant's application for appropriation of Main District water is to have sufficient fresh water available for future extended development of registrant's real estate holdings.

     Surface Minerals.

     On December 16, 1998, registrant entered into a lease agreement with Consolidated Clay Minerals Company providing for the mining and sale of clay materials from registrant's Zuma property. It is anticipated that work by the lessee will begin in the second quarter of 1999 to obtain clay samples in order to identify potential markets for the clay materials.

     A lease agreement to exploit the potential of other surface minerals for industrial mineral development on other properties owned by registrant is currently under negotiation. It is anticipated that work will begin shortly after completion of a lease agreement to identify potential industrial mineral markets.

     Factors That May Affect Registrant's Plan Of Operation.

     Registrant is unable to predict the extent of the work that will be done by registrant and Tintic Utah Metals during 1999, since such work will be dependent upon the amount of additional cash registrant receives during 1999. Therefore, no estimate can be made at this time as to amounts to be received, if any, from the sale of common stock in private placements or the sale of real estate during the remainder of 1999. The main work priority at the present time is transferring the Burgin Mine mining permit into the name of Tintic Utah Metals and final renovation of the Burgin Mill, the completion of which would allow registrant to ship Trixie Mine ores to the Burgin Mill for processing and sale to third parties. If sufficient funds are received by registrant that would allow the completion of renovation of the Burgin Mill and sales of Trixie Mine ores can be accomplished, it would provide another source of cash to registrant.

     With respect to Tintic Utah Mine's Burgin Mine project, registrant cannot state with certainty, even if renovation of the Burgin Mill is completed, that a dewatering plan will be approved for the Burgin Mine by the State of Utah or that Tintic Utah Metals will be successful in completing a feasibility study that would result in its securing project financing. Further, in order to begin economically feasible mining from the silver fissure area above the Burgin Mine water table, funds must be available to Tintic Utah Metals.

     Although there has been significant increases in residential and commercial growth south of Provo, Utah during the past several years, there is no established market value for large plots of acreage sold in the Eureka, Utah area. While registrant believes that the values established in prior sales of small lots by registrant in Eureka and in sales of developmental real estate in relatively nearby communities will help establish a basis for the market value of registrant's real estate, no assurance can be given that registrant will be successful in its plans to sell real estate to residential and commercial developers.

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

None

                              PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange  Act.

     The name and age of each of the registrant's directors and executive officers and the positions and offices with the registrant held by him are:

Name of
Registrant's
Directors(1) and         Offices with     Term During Which
Executive Officers  Age  Registrant       Served in Office

Leonard Weitz       69  Director; President,Director since 1967.
                        Chairman of the Board
                        and Chief Executive
                        Officer

Edward R. Schwartz 88   Director; Secretary- Director since 1974.
                        Treasurer

James Callery      61   Director             Director since 1980.

Paul  Hines        61   Director             Director since 1994.

Victor Tchelistcheff 69 Director             Director since 1996.

     (1) Each director was elected to serve as a director for the ensuing year and until his successor is duly elected and qualified at the meeting of shareholders held on December 15, 1998.

The following is a brief account of the business experience during the past five years of each director and executive officer named above:

Leonard Weitz            Chairman and Chief Executive Officer of
                         registrant since 1971; President from 1971 to December, 1993 and from August 1996 to present.

Edward R. Schwartz       Secretary and Treasurer of
                         registrant since 1979; independent
                         consultant since prior to 1994.

James Callery            Engaged in management of oil and gas,
                         forestry, agriculture and other investments since prior to 1994.

Paul Hines               Financial and management consultant since
                         prior to 1994.

Victor V. Tchelistcheff  Management and communications consultant in cement, minerals, construction and real estate development fields since prior to 1994.

     Registrant is not aware of any person who, at any time during the year 1998 was a director, officer or beneficial owner of more than 10 percent of registrant's common stock who failed to file on a timely basis, reports required by Section 16(a) during 1998 or prior years.

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

          SUMMARY COMPENSATION TABLE

Name and             Annual       Long-Term      All Other
Principal            Compensation Compensation   Compensation
Position       Year  Salary       Awards-Options

Leonard Weitz* 1998 $175,000(1)
               1997 $175,000(1)
               1996 $141,667(1)  (2)

*President (since August 8 1996) and Chairman and Chief Executive
Officer.

 (1) During the year 1996, Leonard Weitz received annual base salary under the terms of an employment agreement dated January 4 1988, which was to expire September 30 1996. A new employment agreement was entered into between registrant and Leonard Weitz, effective as of September 1 1996. Under the terms of the new employment agreement, Leonard Weitz will be employed as Chairman, President and Chief Executive Officer of registrant for a five year period ending August 31, 2001. Under the new employment agreement, Leonard Weitz will receive an annual salary of $175,000 and such bonuses as the Board of Directors of registrant may determine.

(2) On December 10, 1996, shareholders of registrant approved a ten year nonqualified stock option granted to Leonard Weitz by registrant's Board of Directors on August 8 1996 to purchase 60,000 shares of registrant's common stock at an option price of $7 per share. The closing price of registrant's common stock on The NASDAQ Stock Marketr on March 11, 1998 was $4-5/8 per share. The exercise price was the market price of the common stock on the date of grant. Leonard Weitz may exercise all or a part of the option so long as he continuously remains a director or officer, but in no event later than the expiration date of option, except his personal representatives may exercise within twelve months from date of death.

OPTION GRANTS DURING FISCAL YEAR ENDED DECEMBER 31, 1998

     No stock options were granted by registrant to Leonard Weitz during the fiscal year ended December 31, 1998.

               OPTION EXERCISES DURING FISCAL YEAR
            ENDED DECEMBER 31, 1998 AND OPTION VALUES
                      ON DECEMBER 31, 1998

The following table contains, with respect to stock options held by Leonard Weitz, information as to option exercises during the year 1998, the aggregate dollar value realized upon exercise, the total number of unexercised options held on December 31, 1998 and the aggregate dollar value of the in-the-money, unexercised options held on December 31, 1998.

          Shares                Number of Unexercised   Value of Unexercised
          Acquired or    Value  Options at              in-the-money options at
Name      Exercised      Realized December 31,1998(1)   December 31, 1998(3)

Nonqualified:

Leonard Weitz None       None    120,000(2)              -0-

(1)   All options held are fully exercisable.
(2)   Nonqualified stock options approved by shareholders.
(3)   Values are calculated by subtracting the exercise price
from the closing price of the     registrant's common stock on
The NASDAQ Stock Marketr on December 31, 1998.

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

No stock options were granted by registrant to any directors during the fiscal year ended December 31, 1998 and no director exercised in 1998 any stock options held by him. See footnotes to "Item 11. Security Ownership of Certain Beneficial Owners and Management." for information as to stock options held by directors. Registrant has never issued any stock appreciation rights to its officers and directors.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     (a) The following table shows as of March 11, 1999, stock ownership of all persons known to management, to be beneficial owners of more than 5% of the common stock of the registrant.

     Name and Address of         Amount of Nature of     Percentage
     Beneficial Owners           Beneficial Ownership    of Class

     William E. Simon            607,150 shares(1)       8.4%
     310 South Street
     Morristown, NJ 07962

     KZ Utah, Inc.               371,800 shares(2)       5.1%
     ( a subsidiary of
     Korea Zinc Co., Ltd
     142 Nonnyon-Dong,
     Gangnam-Ku
     Seoul, Korea)

(1) 357,150 shares owned directly by William E. Simon; 250,000 shares owned by a corporation in which Mr. Simon has shared power to direct the vote and disposition of the Company's shares held by the corporation by virtue of his ownership of voting stock in said corporation.

(2)  371,800 shares owned directly by KZ Utah, Inc.

(b) The equity securities of the registrant beneficially owned by all directors and officers and by directors and officers of the registrant as a group, as of March 11, 1999, are:

                                     Amount and
                                     Nature of
                 Name and Address    Beneficial      Percent
Title of Class   of Beneficial Owner Ownership*      of Class

Common Stock,
$0.50 par value:  James Callery      168,468(1)(2)   2.3%
                  RD #2, Box 2750
                  Charlotte, Vermont 05445

                  Paul Hines         130,000(3)      1.8%
                  12 Flying Cloud Rd.
                  Stamford,
                  Connecticut 06902

                  Edward R. Schwartz  165,100(4)(5)  2.2%
                  1165 Park Avenue
                  New York, New York 10128

                  Victor V. Tchelistcheff 50,200(6)  0.7%
                  384 De Soto Drive
                  New Smyrna Beach, FL 32169


                  Leonard Weitz       189,010(7)(8)   2.6%
                  11 Longview Lane
                  Chappaqua, New York 10514

                  Owned by all directors  702,778(9)  9.0%
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

(3) Includes nonqualified stock options previously approved by shareholders of registrant to purchase 120,000 shares held by Paul Hines. Also includes 10,000 shares held in IRA account.

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

(7) Includes nonqualified stock options previously approved by shareholders of registrant to purchase 120,000 shares held by Leonard Weitz. Also includes 8,000 shares held in IRA account and 40,000 shares owned jointly with Leonard Weitz's wife.

(8) Does not include 20,000 shares owned by Leonard Weitz's wife, in which shares Leonard Weitz disclaims any beneficial interest.

(9) Includes options to purchase an aggregate of 530,000 shares as referred to at Notes(1), (3), (4), (6) and (7) above. Each of said options isexercisable by the optionee in whole or in part at any time until the expiration of the option.

Item 12.  Certain Relationships and Related Transactions.

     In 1995, the Board of Directors of Registrant had approved a loan in the amount of $50,000 to Leonard Weitz, registrant's Chairman and Chief Executive Officer, the proceeds of which were used by him towards the purchase from registrant of 40,000 shares of registrant's common stock upon exercise of an incentive stock option previously granted to Leonard Weitz. The loan was payable in full on November 7,1998, bearing interest at the prime rate, adjustable quarterly. During 1998, the Board of Directors of registrant extended the due date of the note to December 31, 1999. The remaining principal balance of the note is currently $45,000 and all interest has been paid to date.

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

         "(4)" Not applicable

         "(9)" Not applicable

        "(10)"Material Contracts:

       A.Operating Agreement of Tintic Utah Metals LLC dated as of July 17, 1996 by and among registrant, Akiko
          Resources (Utah) Inc. and K Z Utah, Inc., copies of which were filed with the Commission by registrant as a part of its 1996 Form
          10-KSB Report.

       B.First Amendment to Operating Agreement of Tintic Utah
          Metals LLC dated as of March 11, 1997 by and among registrant, Akiko Resources (Utah) Inc. and KZ Utah, Inc., copies of which were filed with the Commission by registrant as a part of its 1996 Form 10-KSB Report.

       C.   Second Amendment to Operating Agreement of Tintic Utah
          Metals LLC dated as of November 10, 1997 by and between registrant and KZ Utah, Inc., copies of which were filed with the Commission by registrant as a part of its 1997 Form 10-KSB report.

       D.Third Amendment to Operating Agreement of Tintic Utah
          Metals LLC dated as of October 1, 1998, a copy of which is filed with this Report and marked as Exhibit "A".

       E.Articles of Organization of Tintic Utah Metals LLC, copies of which were filed with the Commission by registrant as a part of its 1996 Form 10-KSB Report.

          "(11)"  Not applicable.
          "(13)" 1998 Annual Report not yet furnished to security holders as of filing date of this Report.
          "(16)"  Not applicable
          "(18)"  Not applicable.
          "(21)"  Not applicable.
          "(22)"  Not applicable.
          "(23)"  Not applicable.
          "(24)"  Not applicable.
          "(27)"  Not applicable.
          "(99)"  Not applicable.


(B)       Reports filed on Form 8-K:
          None



Safe Harbor Statement under the Private Securities Reform Act of
1995:
This report contains forward-looking information and therefore it necessarily involves risks and uncertainties that could cause actual events to differ materially from those set forth or implied herein. Factors that could cause actual events to differ from these forward looking statements include, but are not limited to, the following: registrant is unable to raise sufficient funds during the remainder of 1999 that would allow it to accomplish any one or more of its priorities, such as making advances to Tintic Utah Metals for the purpose of renovating the Burgin Mill and mining from the silver fissure area of the Burgin Mine, and to mine and process ore from registrant's Trixie Mine; the failure of registrant to obtain approval from the State of Utah of its application to appropriate water from the Burgin Mine or the inability of registrant to reach a definitive agreement with U.S. Filter pertaining to a water treatment plant and dewatering system if the application to appropriate water is granted; notwithstanding the availability of sufficient funds-- the State of Utah fails to issue the mining permit needed to allow ores from the Trixie Mine and the silver fissure area of the Burgin Mine to be processed -- it is not economically feasible to mine and sell ores from registrant's Trixie Mine and/or from the silver fissure area of the Burgin Mine-- Tintic Utah Metals is unable to obtain governmental approval and permits relating to alternative plans to dewatering the Burgin Mine if registrant's application to appropriate water from the Burgin Mine is not approved, or is unable to a obtain a positive feasibility study or secure financing for the main Burgin Mine mining operation; registrant is unable to enter into an agreement with a real estate developer relating to the sale of registrant's real estate for residential and commercial development. For additional details, see "Item 6. Management's Discussion And Analysis Or Plan Of Operation. (a) PLAN OF OPERATION-Factors That May Affect Registrant's Plan Of Operation." These and other risks are described in registrant's filings with the Securities and Exchange Commission.




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

Date                               April 13, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By /s/ Edward R. Schwartz
                         (Signature and Title)
                         Edward R. Schwartz
               Director, Secretary and Treasurer, Principal
Financial Officer and Principal Accounting Officer
Date                                    April 13, 1999




By/s/ James Callery
                         (Signature and Title)
                         James Callery
                         Director

Date                             April 13, 1999



By/s/ Paul Hines
                         (Signature and Title)
                         Paul Hines
                         Director

Date                           April 13, 1999




By/s/ Victor Tchelistcheff
                         (Signature and Title)
                         Victor Tchelistcheff
                         Director

Date                          April 13, 1999



            THIRD AMENDMENT TO TINTIC UTAH METALS LLC
                       OPERATING AGREEMENT

     This Third Amendment to the Tintic Utah Metals LLC Operating Agreement (this "Amendment") is made and entered into as of the 1st day of September, 1998 by and between CHIEF CONSOLIDATED MINING COMPANY, an Arizona corporation ("Chief") and KZ UTAH, INC., a Delaware corporation ("Korea Zinc").

                            Recitals

     A. The parties hereto are the remaining parties to that certain Operating Agreement of Tintic Utah Metals LLC, dated as of July 17, 1996, as previously amended on March 11, 1997 and November 10, 1997 (the "Operating Agreement", and are all of the Members of Tintic Utah Metals LLC, a Colorado limited liability company ("Tintic Utah").

     B. Chief is vested with a 75% Membership Interest in Tintic Utah; Korea Zinc is vested with a 25% Membership Interest in Tintic Utah. Akiko Resources (Utah) Inc., a signatory to the Operating Agreement dated July 17, 1996 and the First Amendment thereto dated March 11, 1997 no longer has any interest whatsoever in the Operating Agreement or in Tintic Utah.

     C. Chief and Korea Zinc desire to further amend the Operating Agreement so as: (i) to provide for the granting of an option by Korea Zinc to Chief whereunder Chief would have the right to purchase Korea Zinc's entire 25% Membership Interest in Tintic Utah, (ii) to amend during the option period certain provisions of the Operating Agreement, and (iii) to provide for certain other matters pertaining to the Operating Agreement, all upon the terms and conditions hereinbelow set forth.

                            Amendment

     NOW, THEREFORE, for and in consideration of the mutual covenants contained herein and the mutual benefits to be derived by the parties hereunder, the parties agree to amend the Operating Agreement as follows:


     1. General. Unless otherwise defined in this Amendment, all terms used in this Amendment shall have the same meaning as set forth in the Operating Agreement as previously amended, including its Exhibits.


     2. Grant of Option. The following new Section 18.21 is hereby added to Article XVIII of the Operating Agreement:

          "18.21   Grant of Option.   Korea Zinc hereby grants to
Chief the right and option (the "Option") during the period beginning October 1, 1998 and ending October 15, 1999 (the "Option Period") to purchase from Korea Zinc the entire 25% Membership Interest owned by Korea Zinc in Tintic Utah, upon the following terms and conditions:


          (a) Chief may exercise the Option granted to it hereunder at any time during the Option Period by payment to Korea Zinc of the amount of Two Million
($2,000,000.00 U.S.) Dollars by certified or bank cashiers check or by wiring of funds to the bank account of Korea Zinc, and if payment is made by check, the check must be written on a bank acceptable to Korea Zinc. Korea Zinc's 25% Membership Interest in Tintic Utah shall, without any further action being required, be deemed purchased by and transferred to Chief on the date of receipt by Korea Zinc from Chief of such check or wired funds in the amount of $2,000,000.00 U.S., and effective as of said date of receipt by Korea Zinc of said payment, Korea Zinc shall be deemed to have resigned from the Operating Agreement and to have terminated its Membership Interest in Tintic Utah, thereby having no further interest or claims in or to Tintic Utah, Tintic Utah's assets or a Membership Interest in Tintic Utah and Chief shall have concurrently assumed any liabilities and obligations (including, without limitation, any outstanding cash calls, capital account deficiencies or other amounts) then owned by Korea Zinc to Tintic Utah relating to such 25% Membership Interest. (The "Related Liabilities").

          (b) Each of the Parties covenants and agrees that it shall execute such certificates and documents as may thereafter be reasonably requested by Chief in connection with the exercise of the Option by Chief, the assumption by Chief of the Related Liabilities and Korea Zinc's termination of its Membership Interest in Tintic Utah.

          (c) Korea Zinc further covenants and agrees that consistent with the provisions of Section 11.1 of the Operating Agreement, it shall not during the Option Period pledge or otherwise encumber its Membership Interest as security with a third party.

          (d) Upon Chief having exercised its Option: (i) Korea Zinc shall have no further obligations under the Operating Agreement to make any further contributions; (ii) Korea Zinc shall have no further right, title or interest in Tintic Utah or in the Assets of Tintic Utah; and (iii) Korea Zinc shall not make any demands for payment from Tintic Utah on account of its prior contributions or otherwise, it being the clear understanding of the parties hereto that the payment of the exercise price for the Option by Chief shall constitute any and all consideration to which Korea Zinc shall be entitled in connection with the termination of its Membership Interest in Tintic Utah.

          (e) In consideration for Korea Zinc granting the Option to Chief:
          (i) Chief agrees that regardless of whether the Option is exercised, Chief will not require Korea Zinc to repay to Chief any portion of any loans, cash calls or other funds provided to Tintic Utah by Chief prior to the date hereof whether or not any part of such funds represented payment on behalf of Korea Zinc or for any amount for which Korea Zinc was liable whether in connection with cash calls, capital account deficits or other amounts whatsoever under the Operating Agreement in connection with Korea Zinc's 25% Membership Interest, it being understood that Chief hereby assumes all liability for such payments without recourse to recover any portion thereof from Korea Zinc; and
          (ii) Chief shall be responsible for and shall pay on behalf of Korea Zinc during the Option Period all cash calls and provide any other funding to Tintic Utah which Korea Zinc would otherwise be required to pay or fund during the Option Period pursuant to the Operating Agreement in connection with Korea Zinc's 25% Membership Interest and Korea Zinc shall have no obligation to repay or otherwise reimburse or compensate Chief for any such amounts, whether or not the Option is exercised, it being understood and agreed that Korea Zinc's 25% Membership Interest shall be treated as a completely carried interest throughout the Option Period.

          (f) Korea Zinc represents, warrants and covenants to Chief that there are no existing liens or other encumbrances upon its 25% Membership Interest in Tintic Utah and if Chief exercises the Option, there will be no liens or encumbrances existing upon said Membership Interest at the time of exercise.

          (g) Notwithstanding anything to the contrary hereinabove contained in this Section 18.21, if after Chief has exercised the Option granted to it hereunder and Korea Zinc's Membership Interest in Tintic Utah has been terminated, Chief sells to a third party any Membership Interest in Tintic Utah and the net selling price thereof is in excess of $80,000 for each 1% Membership Interest so sold, then Chief covenants and agrees that it shall, not later than thirty (30) days after it has received the net proceeds from the third party purchaser, pay to Korea Zinc an amount equal to 50% of the amount by which the net proceeds received by Chief from such sale to a third party purchaser exceed $80,000 for each 1% Membership Interest so sold. For this purposes hereof, the term "net proceeds" shall mean the value of all consideration (including the fair market value of any non-cash consideration, whether in the form of securities. Services to be provided or other consideration) received by Chief, as reduced by costs and expenses incurred by Chief that directly relate to the sale by Chief of such Membership Interest to a third party purchaser, including, without limitation, legal fees relating to such sale and the admission of the third party purchaser as a Member of Tintic Utah, accounting fees incurred relating to such sale, travel and related expenses incurred by Chief, and all other costs and expenses incurred by Chief that are incurred as a result of and necessary for the culmination of the such sale. If Chief sells any percentage of Membership Interest in Tintic Utah during the Option Period, such percentage will be deemed to be a sale of all or a portion of Korea Zinc's Membership Interest for purposes of this Amendment. The payment(s) to be made by Chief to Korea Zinc under this Section 18.21(g) shall apply from time to time on a cumulative basis if Chief sells less than a 25% Membership Interest but shall only apply to the sale(s) of the first 25% Membership Interest sold by Chief. To the extent Chief sells more than a 25% Membership Interest, whether as a single transaction or on a cumulative basis through a number of transactions, it shall not be required to make any payment to Korea Zinc with respect to that portion of such sale(s) which exceeds a 25% Membership Interest. Whether the consideration received by Chief for any such sale is other than all cash, Chief shall pay to Korea Zinc its proportionate share of such cash hereunder and the balance due to Korea Zinc hereunder shall be paid, at Chie's option, either by the transfer to Korea Zinc of a proportionate interest in any non-cash consideration received by Chief or in cash of equivalent value.

          3. Amendments In Effect During Option Period. The amendments to the Operating Agreement set forth hereinbelow in this paragraph 3 (the "Option Period Amendments"), shall be in effect during the aforesaid Option Period of September 1, 1998 through December 31, 2000. In the event that Chief does not exercise the Option granted pursuant to paragraph "2"of this Amendment, the Option Period Amendments shall no longer be of any further force and effect as of January 1, 2001 and the parties shall, from said date, be bound by the terms of the Operating Agreement without regard to the Option Period Amendments under this paragraph "3".

          (a) Section 5.2 of the Operating Agreement, captioned
"Voting", is hereby amended by adding the following language at the end of subsection (a), thereof:

          "Notwithstanding anything to the contrary hereinabove contained in this Section 5.2 or elsewhere contained in this Agreement, so long as Korea Zinc remains a Member, Korea Zinc and the voting representative appointed by Korea Zinc on the Management Committee shall be entitled to vote only upon the matters described at the following specified sections of the Agreement, and neither Korea Zinc nor its representative shall be entitled to vote on any other matters:

     Matters Upon Which Korea Zinc And Its Representative
Entitled To Vote:
                   Subsections 5.2(d)(iii) through (xii),
inclusive;
                   Subsection 5.2(d)(xvi)
                   Section 6.3

         In each instance that Korea Zinc is not entitled to vote on a particular matter under this Section 5.2 or any other provision of this Agreement, Korea Zinc's Membership Interest shall be excluded in determining whether or not a Majority Vote or a Unanimous Vote has been obtained, as the case may be. (By way of example, if Chief votes its 75% Membership Interest in favor of a proposal upon which Korea Zinc is not entitled to vote, such vote by Chief would constitute unanimous consent of the Members, since Korea Zinc's 25% Membership Interest would be excluded from the computation.)"

         (b) Section 7.8 of the Operating Agreement, captioned
"Manner of Acting", is hereby amended by adding the following language at the end thereof:

         "Notwithstanding anything to the contrary hereinabove contained in this Section 7.8 or elsewhere contained in this Agreement, Korea Zinc's right to vote and have its voting representative vote at meetings of Members and the Management Committee shall be limited to voting on those matters described at the following specified sections of the Agreement, and neither Korea Zinc nor its representative shall be entitled vote on any other matters:

     Matters Upon Which Korea Zinc And Its Representative
Entitled To Vote:
                   Subsections 5.2(d)(iii) through (xii),
inclusive;
                   Subsection 5.2(d)(xvi)
                   Section 6.3"

          (c) Section 8.3 of the Operating Agreement, captioned
"Approval of Proposed Programs and Budgets", is hereby amended by adding the following language at the end thereof:

          "Notwithstanding anything to the contrary hereinabove contained in this Section 8.3 or elsewhere contained in this Agreement, Korea Zinc shall not participate in the review and approval process for the Programs and Budgets or the Production Programs under this Section 8.3"

          (d)  Section 8.4 of the Operating Agreement, captioned
"Election to Participate", is hereby amended by adding the following language at the end of subsection (a), thereof:

          "Notwithstanding anything to the contrary hereinabove contained in this subsection 8.4 or elsewhere contained in this Agreement: (i) Korea Zinc shall not participate in the review and approval process for the Programs and Budgets under this subsection 8.4; (ii) Korea Zinc shall have no obligation to contribute its proportionate shares of such Budget; and (iii) Chief shall, in addition to contributing its own proportionate share thereof, also contribute Korea Zinc's proportionate share of such Budget; and (iv) Neither Korea Zinc's nor Chief's Percentage Interest shall not be recalculated due its failure to make such contribution to the Budget."

          (e)   Subsections (a) and (b) of Section 8.5 of the
Operating Agreement, captioned "Deadlocks on Proposed Programs and Budgets", are hereby amended by adding the following language at the end of said subsections:

          Added to subsection (a): "Notwithstanding anything to the contrary hereinabove contained in this subsection
          (a) to Section 8.5 or elsewhere contained in this Agreement, Korea Zinc shall not be required to contribute any funds for the purposes described in this subsection (a)."

          Added to subsection (b): "Notwithstanding anything to the contrary hereinabove contained in this subsection
          (b) to Section 8.5 or elsewhere contained in this Agreement, Korea Zinc shall not have the right to terminate this Agreement and dissolve the Company."

          (f)  Section 8.6 of the Operating Agreement, captioned
"Budget Overruns; Program Changes", is hereby amended by adding the following language at the end thereof:

          "Notwithstanding anything to the contrary hereinabove contained in this Section 8.6 or elsewhere contained in this Agreement, Korea Zinc shall not participate or have a vote in any approval by the Members of Budget Overruns or Program Changes under this Section 8.6, nor shall Korea Zinc have any obligation to contribute its own funds towards the payment of such Budget Overruns or Program Changes."

          (g)  Section 8.7 of the Operating Agreement, captioned
"Emergency or Unexpected Expenditures", is hereby amended by adding the following language at the end thereof:

          "Notwithstanding anything to the contrary hereinabove contained in this Section 8.7 or elsewhere contained in this Agreement, Korea Zinc shall not participate or have a vote in any approval by the Members of Emergency Programs under this Section 8.7, nor shall Korea Zinc have any obligation to contribute its own funds towards the payment of such Emergency Programs."

          (h)  Section 8.8 of the Operating Agreement, captioned
"Cash Calls", is hereby amended by adding the following language at the end thereof:

          "Notwithstanding anything to the contrary hereinabove contained in this Section 8.8 or elsewhere contained in this Agreement, Korea Zinc shall have no obligation to make cash call advances to Tintic Utah under this
          Section 8.8, and no interest shall be charged to Korea Zinc under Section 8.9 of this Agreement by reason of Korea Zinc's not having made such cash call payments and all such cash call payments shall be made by Chief."

          (i)  Section 8.11 of the Operating Agreement, captioned
"Project Financing", is hereby amended by adding the following language at the end thereof:

          "Notwithstanding anything to the contrary hereinabove contained in this Section 8.11 or elsewhere contained in this Agreement, Korea Zinc shall not participate or have a vote in any approval by the Members of project financing under this Section 8.11, and Korea Zinc shall have no obligation to supply all or part of the cost of the project form its own funds under this Section 8.11."

          (j)  Section 11.2 of the Operating Agreement, captioned
"Right of First Refusal", is hereby amended by adding the following new subsection "(e)" thereto:

          (e) "Notwithstanding anything to the contrary hereinabove contained in subsection (a) through (d) of this Section 11.2 or elsewhere contained in this Agreement, Korea Zinc shall not have the right to transfer all or any part of its Membership Interest to an Affiliate or to any third party".

          (k)  Section 11.4 of the Operating Agreement, captioned
"Exception to Preemptive Right", is hereby amended by adding the following new subsection "(e)" thereto:

          "(e) Notwithstanding anything to the contrary hereinabove contained at subsections (a) through (d) of this Section 11.4 or elsewhere contained in this Agreement, Korea Zinc shall not have the right (i) to transfer all or any part of its Membership to an Affiliate, or (ii) to grant any security interest in Its Membership to an Affiliate or to any third party."


     4.  Other Matters.   The following amendments to the
Operating Agreement shall be effective as of the date hereof and shall remain in effect after the termination of the Option
Period:

          A.  Section 7.6 of the Operating Agreement, captioned
"Members' Representatives", is hereby amended by deleting therefrom the following language: "two representatives appointed by Akiko".

          B. Effective as of September 1, 1998, Chief shall have no further obligation to the other Members or to Tintic Utah to cause its Affiliate to transfer to Tintic Utah the South Standard real and personal properties now owned by Chief's Affiliate, and which properties are referred to at Section 14.5 of the Operating Agreement, captioned "Special Provisions Regarding South Standard, North Lily and Other Properties".

          C. Section 18.1 of the Operating Agreement, captioned "Notices; and Names and Addresses of Members", is hereby amended by (i) changing the address for Chief to 500 Fifth Avenue, New York, NY 10110 and changing its Facsimile No. to (212)661-4412;
(ii) deleting all references to Akiko Resources (Utah) Inc.; and
(iii) changing the name of the Member from "Korea Zinc" to "KZ
Utah, Inc."

     5.  Operating Agreement Remains In Effect.   Except as
expressly set forth in this Amendment or as necessary to effect the matters expressly set forth herein, the terms and conditions of the Operating Agreement, as previously amended, remain in full force and effect in accordance with their terms. The headings in this Amendment are inserted for convenience only and are in no way intended to describe, interpret, define, or limit the scope, extent or intent of this Amendment or any provision hereof.



     Executed to be effective as of the date first above written.

TINTIC UTAH METALS LLC
    MEMBERS:

     CHIEF CONSOLIDATED
     MINING COMPANY                              KZ UTAH,INC.

By: __s/s___________________                     By__s/s_________________
    Leonard Weitz                                Yong Duk Kim
    Chairman and President                       Vice President







             Index to Financial Statements for the Years
                  Ended December 31, 1998 and 1997

                  Chief Consolidated Mining Company

                                               Page
   Report of Independent Public                 F-2
   Accountants
   Financial Statements:
       Consolidated Balance Sheet               F-3
       Consolidated Statements of               F-5
   Operations
       Consolidated Statements of               F-6
   Shareholders' Equity
       Consolidated Statements of Cash          F-7
   Flows
       Notes to Consolidated Financial          F-9
   Statements


   Schedules are omitted either because they are not required or because the required information is contained in the financial statements or notes thereto.








            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Chief Consolidated Mining Company:

We have audited the accompanying consolidated balance sheet of Chief Consolidated Mining Company (an Arizona corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the accompanying financial statements, approximately $8,287,145 of the assets of the Company consist of investments in mining claims and properties for which significant additional development costs must be incurred to bring these mining properties controlled by the Company into operation. The realization of these investments is dependent upon the ability of the Company and/or its joint venture partner to obtain the required capital to complete the development of these mining properties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chief Consolidated Mining Company and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Salt Lake City, Utah
March 8, 1999 (except with respect to
matters discussed in the fourth paragraph of Note 3, as to which the date is April 9, 1999)


       CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1998



                             ASSETS


CURRENT ASSETS:
 Cash                                         $ 92,229
 U.S. treasury bills at cost which             743,224
approximates market value
 Accounts receivable                             4,486
Total current assets                           839,939
INVESTMENT IN CENTRAL STANDARD
CONSOLIDATED MINES                              79,961
ADVANCES TO CENTRAL STANDARD
CONSOLIDATED MINES                              26,650
MINING CLAIMS AND PROPERTIES, less
accumulated                                  8,287,145
depletion of $819,444
MACHINERY AND EQUIPMENT, less accumulated
depreciation of $105,749                        58,670
OTHER ASSETS                                   143,240
Total assets                                $9,435,605


       CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET
                       DECEMBER 31, 1998



LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts payable                             $ 60,660
 Accrued liabilities                            31,443
Total current liabilities                       92,103
ACCRUED RECLAMATION COSTS                      389,800
MINORITY INTEREST                            2,502,107
COMMITMENTS AND CONTINGENCIES (Notes 1&7)
SHAREHOLDERS' EQUITY:
Preferred stock - $0.50 par value; 1,500,000
shares                                          2,584
authorized, 5,168 shares outstanding
Common stock - $0.50 par value; 20,000,000
shares authorized, 7,261,741 shares issued
and outstanding, 16,441 shares held in       3,630,871
treasury without any associated value
 Additional paid-in capital                 13,660,357
 Deferred compensation                         (12,900)
 Notes receivable from shareholders            (82,370)
 Accumulated deficit                       (10,746,947)
Total shareholders' equity                   6,451,595
Total liabilities and shareholders' equity  $9,435,605


       CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                      1998      1997
REVENUES:
 Interest                        $ 36,051    $ 43,331
 Land sales and other              37,660      42,562
        Total revenues             73,711      85,893

EXPENSES:
 General and administrative        807,131     637,267
 Exploration                       729,952     4,802
 Operating costs                   242,246     290,428
 Reclamation (Note 7)              89,800      300,000
 Taxes other than income taxes     16,035      15,604
        Total expenses             1,885,164   1,248,101

NET LOSS BEFORE MINORITY INTEREST(1,811,453)  (1,162,208)

MINORITY INTEREST                  81,801      209,957
NET LOSS                      $(1,729,652)  $ (952,251)
NET LOSS PER COMMON SHARE
  (Basic and Diluted)        $   (0.26)     $   (0.16)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Basic and   6,645,151   5,964,970
Diluted)

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                             Preferred            Common Stock
                           Shares  Amount     Shares     Amount
Balance at 12\31\96        5,200  $2,600,     5,988,109  $2,994,055
Issuance of common stock
through private placement    -      -            62,500      31,250
Issuance of common stock as
payment for consulting
services                     -      -             3,600       1,800
Forfeiture of common stock
options by joint venture    -       -               -           -
Amortization of deferred
compensation               -       -                -          -
Grant of stock options as
payment for consulting
services                   -       -                -          -
 Net loss                  -       -                -          -
                                                                              )
Balance at 12\31\97      5,200  2,600          6,054,209  3,027,105

Issuance of common stock
through private placement  -      -            1,201,500    600,750

Issuance of common stock as
payment for consulting
services                  -       -                6,000      3,000

Amortization of deferred
compensation              -       -                 -          -
Payment on note receivable
from shareholders        -        -                 -          -
Deferred compensation related
to extension of
notes receivable from
shareholders related to the
previous exercise of stock
options                  -       -                  -         -
Conversion of preferred
shares into common     (32)     (16)               32        16
Net loss                 -       -                  -        -
Balance at 12\31\98  5,168    $2,584             7,261,741   $3,630,871        $


       CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                          1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                           $(1,729,652    $  (952,251)
Adjustments to reconcile net loss to
net cash used in operating activities:
Noncash expense related to reclamation 89,800        300,000
liability
Amortization of deferred compensation  23,239        25,000
Issuance of common stock for services  18,750        19,688
rendered
Noncash income related to forfeiture
of common stock options               -             (70,475)
(Increase) decrease in accounts        (1,561)       3,307
receivable
(Increase) decrease in other assets    (95,739)      774
(Decrease) increase in accounts        (14,296)      57,246
payable
(Decrease) increase in accrued         15,843        (99,341)
liabilities
Net cash used in operating activities  (1,693,616)   (716,052)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in U.S. treasury   (743,224)     621,214
bills, net
Mining property development costs      (222,640)     (191,770)
Purchase of property and equipment     (25,336)      (5,422)
Cash receipts from shareholder note    5,130             -
receivable
Cash received from consolidation of
Tintic Utah Metals LLC                   -             480,525
Advances to affiliates                 (1,500)           -
Net cash (used in) provided by
investing activities                  (987,570)        904,547
CASH FLOWS FROM FINANCING
ACTIVITIES:
Net proceeds from sale of common stock 2,509,700       237,500
Change in minority interest            (81,801)       (132,729)
Net cash provided by financing         2,427,899       104,771
activities
NET INCREASE (DECREASE) IN CASH        (253,287)       293,266
CASH AT BEGINNING OF YEAR              345,516          52,250
CASH AT END OF YEAR                   $ 92,229       $ 345,516



       CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

During 1998, the Company issued 6,000 shares of common stock
 (fair market value of $18,750) to an entity as payment for professional services rendered in connection with providing consulting services to the Company.

During 1997, the Company issued 3,600 shares of common stock
 (fair market value of $19,688) and 10,000 options to purchase common shares (fair market value of $22,525) to an entity as payment for professional services rendered in connection with providing consulting services to the Company.




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

Tintic Joint Venture
On July 17, 1996, the Company, Akiko Gold Resources Ltd. ("Akiko") and KOREA Zinc Co., Ltd. ("Korea Zinc") formed Tintic Utah Metals LLC ("Tintic"). The Company contributed $3,975,873 of its mining claims and properties and machinery and equipment for an undivided 50 percent interest in Tintic. As a result of its failure to contribute the required capital to Tintic, Akiko forfeited any rights of ownership in Tintic. Thus, in accordance with the amended operating agreement, effective August 15, 1997, Akiko's ownership reverted to the Company resulting in the Company's vested interest in Tintic increasing to 75 percent.

During October 1998, an additional amendment to the operating agreement was signed which granted to the Company an option to purchase Korea Zinc's 25 percent ownership for $2,000,000. This option expires on October 15, 1999.
During the option period, Korea Zinc is not required to make any advances to Tintic or to repay to the Company 25 percent of the advances made by the Company. During 1998, Chief advanced a net amount of approximately $890,000 to Tintic. Should the Company exercise its option and then subsequently sell the acquired ownership to a third party at a gain, Korea Zinc is entitled to 50 percent of the gain. If the option expires without exercise, all future transactions are covered under previous terms of the operating agreement. These previous terms include a requirement that the Company and Korea Zinc make additional capital contributions to fund approved programs and budgets in proportion to their respective percentages in Tintic. The failure of a member to meet its contribution requirement could result in the dilution of that member's percentage interest.

The Company's contribution was made at the historical bases of the related mining properties and machinery and equipment for financial reporting purposes. No gain recognition or step-up in basis was recorded in the accompanying consolidated financial statements as a result of the transaction.

In 1997, the Company signed a Letter of Intent with Thyssen Mining Construction of Canada, Ltd., the North American subsidiary of Thyssen Schachtbau GmbH of Germany regarding the sale of certain interests in Tintic and other agreements and events. This Letter of Intent has expired by its terms without such transactions being effectuated.

Central Standard Consolidated Mines
The Company owns approximately 23 percent of the outstanding capital stock of Central Standard Consolidated Mines.

Operations
During the years ended December 31, 1998 and 1997, the Company has not generated significant revenues and has incurred net losses. The Company's operating activities used $1,693,616 and $716,052 of cash during the years ended December 31, 1998 and 1997, respectively. Significant additional development costs must be incurred to bring the Company's and Tintic's main ore body, with a book value of approximately $6,689,000 at December 31, 1998, into operation, including the approval of a de-watering permit by the State of Utah.

The Company's unrecovered investment in mining claims and properties, net of applicable depletion, is $8,287,145 as of December 31, 1998, representing approximately 88 percent of total assets. The realization of these investments is dependent upon the ability of the Company and/or its joint venture partner to obtain the required capital to complete the development of these mining properties.

The extent to which the Company will be able to continue to fund its activities on its own property and to make additional advances to Tintic will depend primarily upon the Company's ability to raise funds through the sale of common stock in a private placement and/or the sale of real estate for commercial and residential development.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. The Company's 23 percent investment in Central Standard Consolidated Mines is accounted for using the equity method.

     Mining Claims and Properties
Costs of developing mining properties (upon completion of exploration) are capitalized. Exploration costs are expensed as incurred. When a mining property reaches the production stage, the related capitalized costs will be amortized using the units of production method on the basis of proven and probable ore reserves. The Company's mining properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment. No mineral depletion provisions have been made since 1978 as a result of suspension of mining on the Company's properties.

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

     Fair Value of Financial Instruments
The book value of all financial instruments approximates fair value. The estimated fair values have been determined using appropriate market information and valuation methodologies.

     Net Loss Per Common Share
Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share. All common stock equivalents were excluded from the calculation of Diluted EPS for the years ended December 31, 1998 and 1997 because they would have been antidilutive, thereby decreasing the net loss per common share.

At December 31, 1998 and 1997, there were outstanding options to purchase 580,000 and 560,000 shares of common stock, respectively, that were excluded from the Diluted EPS calculation.

     Pervasiveness of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131
"Disclosures about Segments of an Enterprise and Related
Information" ("SFAS 131"). SFAS 131 established new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. The Company adopted SFAS 131 during the year ended December 31, 1998. Based upon the Company's current and anticipated operations, no additional disclosure was required in the notes to consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 during calendar 2000. The Company does not expect this statement to have a material impact on the Company's results of operations, financial position or liquidity.

     Reclassifications
Certain reclassifications have been made in prior year's financial statements to conform to the current year's presentation.

(3)  CAPITALIZATION
The Board of Directors of the Company authorized the issuance of common stock in exchange for preferred stock on a share-for-share basis if elected by the preferred stockholders. Preferred shares obtained by the Company in the exchange are retired. During 1998, 32 preferred shares were exchanged for common shares.

The shares of preferred stock and common stock of the Company are equal in the right to receive dividends, to vote, and in all other respects except that upon liquidation the preferred shares are entitled to a preferential payment of $0.50 per share.

During 1998 and 1997, the Company issued 6,000 and 3,600 shares, respectively, of common stock to an entity as payment for professional services rendered in connection with providing consulting services to the Company. The shares were issued at a price equal to the market price of the common stock on the date of issuance.

     Subsequent Event
Subsequent to December 31, 1998 and through April 9, 1999, the Company issued 153,300 shares of common stock through private placement under Regulation D. The common stock was offered at $1.75 per share resulting in net proceeds of approximately $268,000. The proceeds are expected to be used to fund mine development efforts and other operational costs of the Company.

4)  STOCK OPTIONS
The Company applies APB Opinion 25 ("APB 25") and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. Accordingly, no compensation cost has been recognized for stock options granted to officers, directors and other key employees. Had compensation cost been determined based on the fair value at the grant date for awards under its plans consistent with the method required by SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                   1998        1997
Net loss:          As reported $(1,729,652)  $(952,251)
                   Pro forma   $(1,797,252)  $(952,251)

Net loss per
common share:     As reported  $      (0.26)  $  (0.16)
                  Pro forma           (0.27)     (0.16)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Incentive Stock Options
During the year ended December 31, 1995, the Company loaned an officer and an employee $50,000 and $37,500, respectively, to facilitate their exercise of stock options issued under a previously existing incentive stock option plan. The issuance of the loans to the employees created a new measurement date for financial reporting purposes. The
Company recorded deferred compensation of $75,000 (the difference between the market value of the stock and exercise price of the options on the date the loan was issued) in the 1995 financial statements. The deferred compensation was amortized over the three-year life of the notes receivable.

During 1998, the Company extended the term of the notes until December 31, 1999. This extension created a new measurement date for financial reporting purposes and generated additional deferred compensation of $15,050. During the years ended December 31, 1998 and 1997, $23,239 and $25,000 of expense, respectively, related to the amortization of the deferred compensation was recognized in the accompanying statements of operations. No stock options remain outstanding under the incentive stock option plan.

     Nonqualified Stock Options
From time to time, the shareholders have approved the issuance of nonqualified stock options to officers, directors and a key employee. The nonqualified stock options are immediately vested and must be exercised within ten years from the date of grant.

During 1998, the Board of Directors approved the granting of nonqualified stock options for the purchase of 20,000 shares of common stock to the Executive Director of a subsidiary. These options have an exercise price of $4.63 per share (which was the market price on the date of grant) and expire in March 2003.

A summary of the status of the nonqualified stock options at December 31, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below:

                             1998                1997
                           Weighted            Weighted
                           Average             Average
                           Exercise            Exercise
                 Shares    Prices    Shares    Prices
Outstanding at
beginning of year 550,000   $ 5.33    550,000  $ 5.33
Granted            20,000     4.63       -        -
Outstanding at
end of year       570,000     5.31    550,000    5.33
Exercisable at
end of year       570,000     5.31    550,000    5.33
Weighted average
fair value of
options granted               3.38                -

Of the 570,000 options outstanding and exercisable at December 31, 1998, 260,000 have an exercise price of $3.50, with a weighted average remaining contractual life of 5.4 years. The remaining 310,000 of the 570,000 options outstanding and exercisable at December 31, 1998, have exercise prices ranging between $4.63 and $7.00, with a weighted average exercise price of $6.82 and a weighted average remaining contractual life of 7 years.

     Other Stock Options
In addition to the incentive and nonqualified stock options previously discussed, the Company has granted stock options to investors and the Executive Director of Tintic at various times. A summary of the status of these nonqualified stock options at December 31, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below:

                         1998                1997
                       Weighted            Weighted
                       Average             Average
                       Exercise            Exercise
             Shares    Prices    Shares    Prices
Outstanding
at beginning
of year      10,000   $  7.00    239,300  $  9.31
Granted        -        -         10,000     7.00
Exercised      -        -          -          -
Forfeited      -        -       (239,300)    9.31

Outstanding
at end
of year      10,000      7.00       10,000   7.00

Exercisable
at end
of year      10,000     7.00        10,000   7.00

Weighted average
fair value of
options granted         -                    2.25
  options granted

All of the options outstanding and exercisable at December 31, 1998 have an exercise price of $7.00 and expire on December 31, 1999. During the year ended December 31, 1997, the Company recorded promotional expense of $22,525 in the accompanying consolidated statement of operations for the options granted to an entity as payment for consulting services performed for the Company.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for options in 1998 and 1997, respectively: risk free rate of 4.3 and
6.0 percent; expected dividend yields of zero percent;
expected lives of 5 and 2 years; expected volatility of 92 and 82 percent.

(5)  INCOME TAXES
The income tax provisions for 1998 and 1997 differ from the amounts computed by applying the statutory federal income tax rate to the loss before provision for income taxes as follows:

                                     1998       1997
Statutory federal income tax rate   (35.0)%    (35.0)%
State income taxes,
net of federal benefit               (3.3)%     (3.3)%
Nondeductible expenses                 -  %        .1 %
Valuation allowance                   38.3%      38.2 %
Effective income tax rate              -  %       -  %

The tax effects of temporary differences and the related valuation allowance against the deferred income tax assets as of December 31, 1998 were as follows:

Deferred income tax assets:
Net operating loss carryforward          $3,014,160
Future deductible expenses related to
issuance of common stock options            214,088
Future deductible expenses related to
reclamation                                 120,411
Mine exploration costs capitalized for
tax purposes                                406,819
Financial reports over tax depreciation      19,826
Other                                         1,837
Total deferred income tax assets          3,777,141
Valuation allowance                     (3,606,453)
Deferred income tax assets, net of
valuation allowance                        170,688
Deferred income tax liability:
Amortization of development costs         (170,688)
Net deferred income taxes                $    -

The Company has net operating loss carryforwards ("NOLs") for federal tax reporting purposes of approximately
$7,881,000.  The NOLs expire as follows:

               Year of        Amount
             Expiration
                1999       $246,000
               2000         193,000
               2001         232,000
               2002         198,000
               2003         133,000
               2004         205,000
               2005         510,000
               2006         256,000
               2007         181,000
               2008         773,000
               2009         930,000
               2010       1,284,000
               2011       1,038,000
               2012         746,000
               2013         956,000
                         $7,881,000


The Tax Reform Act of 1986 contains provisions which limit net operating loss carryforwards available based upon certain changes in ownership. In connection with the acquisition of South Standard Mining Company during 1996, changes in the ownership of South Standard triggered limitations on all pre-existing net operating loss carryforwards. Additionally, the South Standard net operating losses are available for use only by South
Standard. At December 31, 1998, management estimates that approximately $270,000 of net operating loss carryforwards are limited to be used only by South Standard.

(6)  RELATED-PARTY TRANSACTIONS
As discussed in Note 4, the Company loaned $50,000 to an officer and $37,500 to an employee who are also shareholders of the Company. The loan to the officer bears interest at the prime rate (7.75 percent at December 31, 1998) and interest is payable quarterly. The loan to the employee is noninterest bearing. The remaining principal balance of $82,370 at December 31, 1998 related to both notes receivable is due on December 31, 1999. These notes receivable are secured by certain shares of the Company's common stock and are reflected as a component of shareholders' equity in the accompanying consolidated balance sheet.

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

During 1998 Tintic completed the assumption of a reclamation obligation from the previous operator of the Burgin ore body. In prior years, Tintic reimbursed the previous operator for their costs of maintaining the reclamation bond in order to facilitate Tintic's continued development of the mines. As management believed the transfer was probable, Tintic recorded an estimated liability of $300,000 in 1997, for the existing liability on the Burgin property. Upon the completion of the transfer during 1998, management determined that the accrued liability should be increased to $350,000. Management believes that this liability will only become due when all mining efforts have been abandoned on the Burgin property.

The Company also holds a small mining permit and reclamation obligation in connection with its Chief Gold properties. During 1998, the Company recorded an estimated liability of $39,800 in connection with this obligation. Management believes that this liability will only become due when all mining efforts have been abandoned on the Chief Gold properties.

     Litigation
Tintic is involved in a lawsuit generally incidental to its business. It is the opinion of management, after discussions with legal counsel, that the ultimate disposition of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

     Operating Leases
The Company leases a vehicle under a noncancelable operating lease through October 1999. The lease payments on the vehicle are $285 per month.

In March 1997, the Company signed a long-term, noncancelable operating lease for its New York City office space. The lease expires on May 31, 2001. Lease payments are $1,850 per month.

Future minimum lease payments under these leases are due as follows:

           Year ending December 31,
                 1999             25,050
                 2000             22,200
                 2001              9,250
                                 $56,500