Form 10QSB
period 1999-03-31
CHIEF CONSOLIDATED MINING CO
filed 1999-05-13
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.20549
                         FORM 10-QSB



(Mark One)

  x    Quarterly report under Section 13 or
15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 1999

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

     YES  X              NO

                   7,311,742
Number of shares of $.50 par value Common Stock outstanding at April 9, 1999


PART 1.
FINANCIAL INFORMATION
Item 1. Financial Statements.


         CHIEF CONSOLIDATED MINING COMPANY
                     AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED
                     BALANCE SHEET

                   (Unaudited)

                      ASSETS
                                              March 31, 1999

CURRENT ASSETS:
Cash                                        $  48,874
U.S.treasury bills (at cost
which approximates market value)              299,125
Accounts receivable                             1,748
Other current assets                           12,170
     Total current assets                     361,917


INVESTMENT IN CENTRAL STANDARD
CONSOLIDATED MINES                             78,101
ADVANCES TO CENTRAL STANDARD
CONSOLIDATED MINES                             26,650
MINING CLAIMS AND PROPERTIES,
less accumulated depletion of $819,444      8,372,351
MACHINERY AND EQUIPMENT, less accumulated
depreciation of $115,043                       49,376
RECLAMATION BOND DEPOSITS                     139,540
OTHER ASSETS                                    4,552
      Total assets                         $9,032,487


      LIABILITIES AND SHAREHOLDERS EQUITY


CURRENT LIABILITIES:
Accounts payable and accrued liabilites        45,218
      Total current liabilities                45,218

ACCRUED RECLAMATION COSTS                     389,800

MINORITY INTEREST                           2,502,107

SHAREHOLDERS EQUITY:
Preferred stock-$0.50 par value;
1,500,000 shares authorized,
5,168 shares outstanding                        2,584
Common stock-$0.50 par value;
20,000,000 shares authorized,
7,311,742 outstanding
16,441 shares held in treasury without
any associated value                        3,655,871
Additional paid-in capital                 13,728,328
Deferred compensation                          [9,675]
Notes receivable from shareholders            [81,620]
Accumulated deficit                       [11,200,156]
 Total shareholders equity                  6,095,362

 Total liabilities & shareholders equity  $9,032,487

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

           CHIEF CONSOLIDTED MINING COMPANY
                  AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Unaudited)


                                For the three Months Ended
                                March 31, 1999  March 31, 1998

REVENUES:
Interest                            $   6,058   $   11,036
Land sales and other                    1,556       16,000
   Total revenues                       7,614       27,036

EXPENSES
General and administrative            219,170      179,026
Mining properties operating
and exploration costs                 219,457       52,470
Taxes other than income taxes          22,196        8,941
   Total Expenses                     460,823      240,437

NET LOSS BEFORE MINORITY INTEREST    [453,209]    [213,401]

MINORITY INTEREST                        -          40,810

NET LOSS                           $[453,209]    $[172,591]

NET LOSS PER COMMON SHARE          $   [0.06]    $   [0.03]
(Basic and Diluted)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                 $7,270,075    $6,348,570
(Basic and Diluted)

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.


         CHIEF CONSOLIDATED MINING COMPANY
                AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                (Unaudited)
             Increase (Decrease) in Cash


                               For the Three Months Ended
                               March 31, 1999  March 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                              $[453,209]   $[172,591]
Adjustment to reconcile net loss
to net cash used in operating
activities:
 Depreciation                             4,817        4,550
 Amortization of deferred compensation    3,225        6,250
 Allocation of loss to minority int.        -        [40,810]
 Change in Assets and Liabilities:
 Decrease (increase) in acnts receivable  2,738      [12,971]
 Increase in other assets               [12,170]     [ 3,453]
 Decrease in accounts payable
 and accrued liabilities                [46,885]     [44,931]
 Net cash used in operating activities $[501,484]  $[263,956]

CASH FLOW FROM INVESTING ACTIVITIES:

Decrease(increase)in U.S.
treasury bills, net                     444,099    1,136,073
Expenditures for mining claims
and property and purchase of
machinery and equipment                 [ 78,970]  [126,634]
Net cash(used in)provided by
investing activities                     365,129   1,262,707

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from sale of common stock    93,000   1,397,500
Net cash provided by financing activities 93,000   1,397,500

NET INCREASE (DECREASE) IN CASH          [43,355]  [ 129,163]

CASH AT BEGINNING OF PERIOD               92,229     345,516

CASH AT END OF PERIOD                    $48,874   $ 216,353

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                         4
          CHIEF CONSOLIDATED MINING COMPANY
                AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                 STATEMENTS
                (Unaudited)

The accompanying condensed consolidated financial statements have been prepared by registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although registrant believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with registrant's consolidated financial statements and notes thereto, included in registrant's Form 10-KSB for the year ended
December 31, 1998.

Tintic Joint Venture

On July 17, 1996, registrant, Akiko Gold
Resources Ltd. ("Akiko") and Korea Zinc Co.,
Ltd. ("Korea Zinc") formed Tintic Utah Metals
LLC ("Tintic").  Registrant contributed
$3,975,873 of its mining claims and properties and machinery and equipment for an undivided 50 percent interest in Tintic. As a result of its failure to contribute the required capital to Tintic, Akiko forfeited any rights of ownership in Tintic. Thus, in accordance with the amended operating agreement, effective August 15, 1997, Akiko's ownership reverted to registrant resulting in registrant's vested interest in Tintic increasing to 75 percent.

During October 1998, an additional amendment to the operating agreement was signed which granted to registrant an option to purchase Korea Zinc's
25 percent ownership for $2,000,000. This option expires on October 15, 1999.
During the option period, Korea Zinc is not required to make any advances to Tintic or to repay to registrant 25 percent of the advances made by registrant. During the first quarter of 1999, registrant advanced a net amount of approximately $242,000 to Tintic. During 1998, registrant advanced a net amount of approximately $890,000 to Tintic. Should registrant exercise its option and then subsequently sell the acquired ownership to a third party at a gain, Korea Zinc is entitled to 50 percent of the gain. If the option expires without exercise, all future transactions are covered under previous terms of the operating agreement. These previous terms include a requirement that registrant and Korea Zinc make additional capital contributions to fund approved programs and budgets in proportion to their respective percentages in Tintic. The failure of a member to meet its contribution requirement could result in the dilution of that member's percentage interest.

Registrant's contribution was made at the historical bases of the related mining properties and machinery and equipment for financial reporting purposes. No gain recognition or step-up in basis was recorded in the accompanying consolidated financial statements as a result of the transaction.

Central Standard Consolidated Mines

Registrant owns approximately 23 percent of the outstanding capital stock of Central Standard
Consolidated Mines.

Subsequent Event

In April 1999, registrant issued 100,000 shares of common stock through private placement under Regulation D. The common stock was offered at a $1.75 per share resulting in proceeds of $175,000. The proceeds are expected to be used to fund mine development efforts and other operational costs of registrant.

Item 2.  Management's Discussion and Analysis or
Plan of Operation.

PLAN OF OPERATION

Registrant hereby incorporates by reference the following portions of registrant's Annual Report dated April 13, 1999 on Form 10-KSB for the fiscal year ended December 31, 1998: "Item 6.
Management's Discussion and Analysis or Plan of
Operation - (a) PLAN OF OPERATION."; "Item 1. -
Description of Business"; and "Item 2. -
Description of Property".

Results of Operations and Liquidity and Capital
Resources:

Registrant's consolidated net loss for the three months ended March 31, 1999 was $453,209 as compared to registrant's consolidated net loss for the first three months of 1998 of $172,591.
The increase of $280,618 in the loss resulted primarily from registrant's portion of the loss sustained by Tintic Utah Metals in the amount of $158,987, and an increase in mining costs, primarily associated with the rehabilitation of registrant's Trixie Mine. Registrant's full allocation of the loss sustained by Tintic Utah
Metals for the first three months of 1999 is in accordance with the Operating Agreement, due to certain advances made by registrant to Tintic
Utah Metals during the first quarter of 1999.

Registrant had no revenues from mining
operations during the year 1998 or during the first three months of 1999. Registrant's consolidated revenues for the first three months of 1999 consisted of $ 1,556 from miscellaneous sources and $6,058 in revenues from interest.
Registrant's consolidated revenues of $27,036 for the first three months of 1998 consisted of $16,000 in revenues from real estate sales and miscellaneous sources and $11,036 in revenues from interest.

Mining properties operating and exploration costs for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 increased in the amount of $166,987. This increase resulted primarily from diminished operating costs of Tintic Utah Metals during the first quarter of 1998 before exploration and development activities were initiated in addition to increased rehabilitation costs at registrant's Trixie Mine during the first quarter of 1999 to bring it into full operational status in March, 1999.

Registrant expended, directly and through Tintic
Utah Metals, a total of approximately $1,900,000 during the year 1998 through the first quarter of 1999, principally in connection with:
completion of the rehabilitation and development of the Trixie Mine; rehabilitation work on the Burgin Concentrating Mill; exploration and development of the silver fissure area of the Burgin Mine (above the water table); and costs associated with registrant's applications to the State of Utah for the appropriation of Burgin
Mine water and for the appropriation of water in the Main Tintic District

General administrative expenses for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, increased in the amount of $40,144. This increase resulted primarily from diminished general and administrative costs of Tintic Utah Metals during the first quarter of 1998.

Registrant expects to continue funding its operating overhead for the balance of 1999 by utilizing cash from possible sales of surface real estate and other sources, in addition to its cash and U.S. treasury bills on hand. If required, registrant will seek additional funding through the private placement of its common shares, however, there can be no assurance that such sales of common shares will be achieved.

Cash Needs Of Registrant.

The funds that registrant expended during 1998 and in the first quarter of 1999 for the above purposes and the additional funds registrant used to pay its general corporate overhead were derived primarily from $345,516 in cash on hand at January 1, 1998, and $2,509,700 from proceeds raised from the sale by registrant of shares of its common stock in private placements during 1998 and $93,000 from proceeds raised by the sale by registrant of shares of its common stock in a private placement during the first quarter of 1999. As of March 31, 1999, there remained
$347,999 of cash and treasury bills on hand.
The extent by which registrant will be able to continue to fund its activities on its own properties and to make further advances to Tintic Utah Metals that will allow Tintic Utah
Metals to proceed with its mining and
rehabilitation activities, will depend primarily upon the ability of registrant during the remainder of 1999 to raise funds through the sale of registrant's common stock in private placements and/or the sale of real estate for residential and commercial development.

As of April 9, 1999, registrant had sufficient cash to meet its minimum corporate overhead requirements through December 31, 1999.
However, if the registrant expects to continue to make cash advances to Tintic Utah Metals and/or resume the mining and stockpiling of ore from the Trixie Mine and, when the Burgin
Concentrating Mill becomes operative, pay the initial costs of processing the ore, the registrant will be required to raise additional funds during 1999from the sale of its stock and/or the sale of real estate.

             PART II.  OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds
Registrant, in March 1999 sold 53,200 shares of restricted investment stock to an accredited investor in a private placement exempt from registration pursuant to Securities and Exchange
Commission Regulation D under the Securities Act of 1933. Registrant received cash proceeds of $93,000 from the sale of said shares.

Proceeds received by registrant from the above stated private placement was used for the following purpose: loans to Tintic Utah for rehabilitation of the Burgin Mill and rehabilitation of registrant's Trixie Mine.

Item 5.   Other Information

Registrant has assessed the impact of the Year
2000 issues affecting its hardware and software
(including embedded systems contained in registrant's buildings, plant, equipment and other infrastructure) and concluded that any Year 2000 issues would not have a material effect on registrant's business, resulting operations, or financial condition.

Item 6.  Exhibits And Reports On Form 8-K

      None

Safe Harbor Statement under the Private
Securities Reform Act of 1995:

This report contains forward-looking information and therefore it necessarily involves risks and uncertainties that could cause actual events to differ materially from those set forth or implied herein. Factors that could cause actual events to differ from these forward looking statements include, but are not limited to, the following: registrant is unable to raise sufficient funds during the remainder of 1999 that would allow it to accomplish any one or more of its priorities, such as making advances to Tintic Utah Metals for the purpose of renovating the Burgin Mill and mining from the silver fissure area of the Burgin Mine, and to mine and process ore from registrant's Trixie
Mine; the failure of registrant to obtain approval from the State of Utah of its application to appropriate water from the Burgin
Mine or the inability of registrant to reach a definitive agreement with U.S. Filter pertaining to a water treatment plant and dewatering system if the application to appropriate water is granted; notwithstanding the availability of sufficient funds--the State of Utah fails to issue the mining permit needed to allow ores from the Trixie Mine and the silver fissure area of the Burgin Mine to be processed -- it is not economically feasible to mine and sell ores from registrant's Trixie Mine and/or from the silver fissure area of the Burgin Mine-- Tintic Utah
Metals is unable to obtain governmental approval and permits relating to alternative plans to dewatering the Burgin Mine if registrant's application to appropriate water from the Burgin Mine is not approved, or is unable to a obtain a positive feasibility study or secure financing for the main Burgin Mine mining operation; registrant is unable to enter into an agreement with a real estate developer relating to the sale of registrant's real estate for residential and commercial development. For additional details, see "Item
2. Management's Discussion And Analysis Or Plan
Of Operation. PLAN OF OPERATION. "These and other risks are described in registrant's filings with the Securities and Exchange
Commission.



                  SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CHIEF CONSOLIDATED MINING COMPANY
     (Registrant)





May 13, 1999        /s/LEONARD WEITZ
               (Signature and Title)
               Leonard Weitz
               President, Chairman of
               the Board of Directors, and
               Principal Executive Officer






May 13, 1999        /s/EDWARD R.SCHWARTZ
               (Signature and Title)
               Edward R. Schwartz
               Director, Treasurer,
               Principal Financial
               Officer and Principal
               Accounting Officer