Form 10QSB
period 1999-06-30
CHIEF CONSOLIDATED MINING CO
filed 1999-08-12
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB



(Mark One)

  x    Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1999

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

     YES  X              NO

                         7,948,601
Number of shares of $.50 par value Common Stock outstanding at July 15, 1999



PART 1.
FINANCIAL INFORMATION
Item 1.Financial Statements


          CHIEF CONSOLIDATED MINING COMPANY
                   AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEET

                    (Unaudited)
                      ASSETS

                                            June 30, 1999
CURRENT ASSETS
Cash                                        $  326,495
U.S. treasury bills (at cost which
approximates market value)                     996,340
Accounts receivable                              7,186
Other current assets                             4,894
           Total currents assets             1,334,915



INVESTMENT IN CENTRAL STANDARD
CONSOLIDATED MINES                              78,101
ADVANCES TO CENTRAL STANDARD
CONSOLIDATED MINES                              29,650
MINING CLAIMS AND PROPERTIES,
less accumulated depletion of $819,444       8,435,873
MACHINERY AND EQUIPMENT,less accumulated
depreciation of $119,860                        44,559
RECLAMATION BOND DEPOSITS                      139,540
OTHER ASSETS                                     4,552
          Total assets                     $10,067,190

         LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities   $    22,855
         Total current liabilities              22,855

ACCRUED RECLAMATION COSTS                      389,800

MINORITY INTEREST                            2,502,107


SHAREHOLDERS'EQUITY:
Preferred stock-$0.50 par value;
1,500,000 shares authorized;
5,168 shares outstanding                         2,584
Common stock-$0.50 par value;
20,000,000 shares authorized;
7,948,601 shares outstanding,
16,441 shares held in treasury without any
associated value                             3,974,301
Additional paid-in capital                  14,808,367
Deferred compensation                           (6,450)
Notes receivable from shareholders             (81,120)
Accumulated deficit                        (11,545,254)
   Total shareholders equity                 7,152,428

  Total liabilities & shareholders equity $ 10,067,190

The accompanying notes to condensed consolidated balance sheet are an integral part of this statement.

            CHIEF CONSOLIDATED MINING COMPANY
                    AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)




                     For the three months ended For the Six months ended June 30, 1999 June 30, 1998 June 30, 1999 June 30, 1998

REVENUES:
Interest                 $6,497     $10,725      $12,555        $21,761
Land sales & other       10,800      15,484       12,356         31,484
Total revenues           17,297      26,209       24,911         53,245

EXPENSES:
General&administrative  272,973     143,136       492,143        322,162
Mining properties
operating&exploration
costs                    71,603     124,605       291,060        177,075
Taxes other than
income taxes             17,819       2,867        40,015         11,808
Total Expenses          362,395     270,608       823,218        511,045

NET LOSS BEFORE
MINORITY INTEREST     [345,098]    [244,399]     [798,307]      [457,800]

MINORITY INTEREST         -          40,972          -            81,782

NET LOSS             $[345,098]    $[203,427]   $[798,307]      $[376,018]

NET LOSS PER COMMON SHARE
[Basis and Diluted]     $[0.05]       $[0.03]      $[0.10]         $[0.06]

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
[Basic and Diluted]   7,529,854     6,505,709    7,420,547       6,420,140

The accompanying notes to condensed consolidaetd financial statements are an integral part of these statements.

           CHIEF CONSOLIDATED MINING COMPANY
                 AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                     [Unaudited]
          Increase (Decrease) in Cash

                     For the Six Months Ended
                     June 30, 1999  June 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss               $ [798,307]   $ [376,018]
Adjustment to reconcile
net loss to net cash
used in operating
activities:
Depreciation                9,635         9,100
Amortization of deferred
compensation                6,450        12,500
Allocation of loss
to minority interest          -         [81,782]
Change in Assets and Liabilites:
Increase in amounts
receivable                 [2,700]       [3,323]
Increase in other assets   [5,746]     [102,047]
Decrease in accounts
payable and accrued
liabilities               [69,248]      [11,136]

Net cash used in
operating activities:    $[859,916]    $[552,706]

CASH FLOW FROM INVESTING ACTIVITIES:
Decrease(increase) in U.S.
treasury bills, net       [253,116]     [693,912]
Mining property development
and purchase of property
and equipment             [121,452]     [329,799]
Advance to affiliates       [3,000]       [1,500]
 Net cash (used in)
provided by investing
activities                [377,568]    [1,025,211]

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from sale
of common stock           1,471,750      1,397,500
Net cash provided
by financing activites    1,471,750      1,397,500

NET INCREASE(DECREASE)
IN CASH                     234,266       [180,417]

CASH AT BEGINNING
OF PERIOD                    92,229        345,516

CASH AT END OF PERIOD      $326,495       $165,099


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


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

Tintic Joint Venture

On July 17, 1996, registrant, Akiko Gold Resources Ltd. ("Akiko") and Korea Zinc Co., Ltd. ("Korea Zinc") formed Tintic Utah Metals LLC ("Tintic"). Registrant contributed $3,975,873 of its mining claims and properties and machinery and equipment for an undivided 50 percent interest in Tintic. As a result of its failure to contribute the required capital to Tintic, Akiko forfeited any rights of ownership in Tintic. Thus, in accordance with the amended operating agreement, effective August 15, 1997, Akiko's ownership reverted to registrant at no cost to registrant, resulting in registrant's vested interest in Tintic increasing to 75 percent.

During October 1998, an additional amendment to the operating agreement was signed which granted to registrant an option to purchase Korea Zinc's 25 percent ownership for $2,000,000. This option expires on October 15, 1999.
During the option period, Korea Zinc is not required to make any advances to Tintic or to repay to registrant 25 percent of the advances made by registrant. During the first six months of 1999, registrant advanced a net amount of approximately $490,000 to Tintic. During 1998, registrant advanced a net amount of approximately $890,000 to Tintic. Should registrant exercise its option and then subsequently sell the acquired ownership to a third party at a gain, Korea Zinc is entitled to 50 percent of the gain. If the option expires without exercise, all future transactions are covered under previous terms of the operating agreement. These previous terms include a requirement that registrant and Korea Zinc make additional capital contributions to fund approved programs and budgets in proportion to their respective percentages in Tintic. The failure of a member to meet its contribution requirement could result in the dilution of that member's percentage interest.

Registrant's contribution was made at the historical bases of the related mining properties and machinery and equipment for financial reporting purposes. No gain recognition or step-up in basis was recorded in the accompanying consolidated financial statements as a result of the transaction.

Central Standard Consolidated Mines

Registrant owns approximately 23 percent of the outstanding capital stock of Central Standard Consolidated Mines.
Central Standard's mining properties consist of approximately 300 acres located in the East Tintic Mining
District contiguous to Tintic's property.

Item 2.  Management's Discussion and Analysis or Plan of
Operation.

PLAN OF OPERATION

Registrant hereby incorporates by reference the following portions of registrant's Annual Report dated April 13, 1999 on Form 10-KSB for the fiscal year ended December 31, 1998:
"Item 6. Management's Discussion and Analysis or Plan of Operation - (a) PLAN OF OPERATION; "Item 1. - Description of Business"; and "Item 2. - Description of Property".

Results of Operations and Liquidity and Capital Resources:

Registrant's consolidated net loss for the six months ended June 30, 1999 was $798,307 compared to registrant's consolidated net loss for the six months ended June 30, 1998 of $376,018. Registrant's consolidated net loss for the three months ended June 30, 1999 was $345,098 as compared to registrant's consolidated net loss for the three months ended June 30, 1998 of $203,427. The increases of $422,289 and $141,671 respectively in the losses resulted primarily from an increase in costs associated with the rehabilitation of registrant's Trixie Mine and registrant's full allocation of the loss sustained by Tintic for both the six month and three month periods ending June 30, 1999. Allocation of Tintic's full loss of $308,052 for the six months ended June 30, 1999 and for the three months ended June 30, 1999 of $149,065 is in accordance with the terms of the Operating Agreement, due to advances made by registrant to Tintic Utah Metals during the first six months of 1999.

Registrant had no revenues from mining operations during the year 1998 or during the first six months of 1999. Registrant's consolidated revenues of $24,911 for the first six months of 1999 consisted of $12,356 from miscellaneous sources and $12,555 in revenues from interest. Registrant's consolidated revenues of $53,245 for the first six months of 1998 consisted of $31,484 in revenues from real estate sales and miscellaneous sources and $21,761 in revenues from interest.

Mining properties operating and exploration costs for the six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998 increased in the amount of $113,985. This increase resulted primarily from rehabilitation costs at registrant's Trixie Mine during the first quarter of 1999 and costs to Tintic related to the rehabilitation of the Burgin Concentrating Mill. Mining properties operating and exploration costs for the three month period ended June 30, 1999 as compared to the three month period ended June 30, 1998 decreased in the amount of $53,002. This decrease resulted primarily from a reduction in rehabilitation costs at registrant's Trixie Mine.

Registrant expended, directly and through Tintic, a total of approximately $2 million beginning in the second quarter of 1998 through the second quarter of 1999, principally in connection with: completion of the rehabilitation and development of the Trixie Mine; rehabilitation work on the Burgin Concentrating Mill; exploration and development of the silver fissure area of the Burgin Mine (above the water table); and costs associated with registrant's application to the State of Utah for the appropriation of Burgin Mine water and for costs associated with registrant's application for the appropriation of water in the Main Tintic District.

General administrative expenses for the six and three month periods ended June 30, 1999 as compared to the six and three month periods ended June 30, 1998, increased in the amounts of $169,981 and $129,837 respectively. These increase resulted primarily from increased general and administrative costs of Tintic during the first six months of 1999, primarily in the three month period ended June 30, 1999.

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

Cash Needs Of Registrant.

The funds that registrant expended during the first six months of 1999 for the above purposes, and the additional funds registrant used to pay its general corporate overhead were derived primarily from $92,229 in cash on hand at January 1, 1999, and
$1,471,750 from net proceeds raised by the sale by registrant of shares of its common stock in private placements during the first six months of 1999. As of June 30, 1999, there remained $1,322,835 of cash and U.S treasury bills on hand including U.S. Treasury Bill holdings. The extent by which registrant will be able to continue to fund its activities on its own properties and to make further advances to Tintic that will allow Tintic to proceed with its mining and rehabilitation activities, will depend primarily upon the ability of registrant to raise funds through the sale of real estate for residential and commercial development, and/or the successful initiation of production from the Trixie Mine (subject to the completion of the rehabilitation of the Burgin Concentrating Mill required to process Trixie Mine ores), and/or additional funding through the private placement of its common shares. As at June 30, 1999, registrant had sufficient cash to meet its minimum corporate overhead requirements through December 31, 1999.


                    PART II.  OTHER INFORMATION


Item 2.  Changes in Securities

Registrant, during the second quarter of 1999, sold 652,300 shares of restricted investment stock to accredited investors in private placements exempt from registration pursuant to Securities and Exchange Commission Regulation D under the Securities Act of 1933. Registrant received net cash proceeds of $1,471,750 from the sale of said shares.

Proceeds received by registrant from the above private placements were and will be used primarily for the following purpose: loans to Tintic Utah for rehabilitation of the Burgin Mill, rehabilitation of registrant's Trixie Mine and Tintic's operating expenses.

Item 5.   Other Information

Application To Appropriate Burgin Water:

As previously reported, registrant filed an application with the State of Utah in September, 1998 for the appropriation of Burgin Mine water covering up to 29,000 acre feet annually and that a hearing had been held before the Utah State Engineer. On August 5, 1999, the Utah State Engineer rejected registrant's application, holding that the Burgin water was very similar to the quality of water all along the west side of Utah Lake and that the Burgin Mine was not a new source of water. The Utah State Engineer apparently based his decision upon the objections of several protestors to the application, who had argued that an unspecified amount of Burgin highly saline water flows underground into Utah Lake, where water appropriation had previously been granted to parties other than registrant, and that the Burgin water was a tributary to Utah Lake.

Registrant intends to file a request for reconsideration with the Utah State Engineer, seeking a reversal of the decision rejecting the application to appropriate the Burgin water. If the Utah State Engineer does not reverse his decision, registrant will seek to use the Utah State Engineer's decision as a basis for pumping the Burgin water directly into Utah Lake. Registrant believes that registrant should not be denied the right to appropriate the Burgin water, while at the same time being denied the right by some other governmental agency to pump the water into Utah Lake. If these dual denials should occur, registrant would consider at that time asserting its legal rights against the State of Utah under the law of inverse condemnation (taking of assets), on the grounds that such denials prevent development of the Burgin Mine and deprives registrant of the value of its property.

If the Utah State Engineer does not reverse his decision, registrant would also have as an option the right to appeal the Utah State Engineer's decision to the Utah District
Court.

The immediate effect of the decision against registrant's water appropriation application is that registrant will be unable at this time to enter into an agreement with U.S. Filter Operating Services ("U.S. Filter") for the building and operation of a water treatment facility. The Letter of Intent entered into by registrant and Tintic Utah Metals with U.S. Filter remains in effect. The potential for obtaining a feasibility study for mining from the portion of the Burgin Mine below the water level must also await the outcome of registrant's request for reconsideration or appeal of the Utah State Engineer's decision or until registrant has developed and received approval from State of Utah authorities of an alternative plan for the dewatering of the Burgin Mine. Accordingly, registrant is unable to estimate a time period within which the Burgin Mine will be put into production.

Real Estate Annexation:

In July 1999, the City of Eureka, Utah adopted an ordinance declaring the annexation of 350 acres of registrant's Juab
County into the City of Eureka. It is anticipated that the final step of obtaining County approval of the annexation will occur shortly. The annexation means that City of Eureka services will now be available for the 350 acres and registrant will seek to enter into arrangements with brokers, developers and others for the sale of the acreage newly subject to those services.

Year 2000:

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

Item 6.  Exhibits And Reports On Form 8-K

      None


Safe Harbor Statement under the Private Securities Reform
Act of 1995:

This report contains forward-looking information and therefore it necessarily involves risks and uncertainties that could cause actual events to differ materially from those set forth or implied herein. Factors that could cause actual events to differ from these forward looking statements include, but are not limited to, the following: registrant does not have sufficient funds over the remainder of 1999 that would allow it to accomplish any one or more of its priorities, such as making adequate advances to Tintic Utah Metals for the purpose of renovating the Burgin Mill and mining from the silver fissure area of the Burgin Mine, and to mine and process ore from registrant's Trixie Mine; the refusal of the Utah State Engineer to reverse his decision that denied registrant's application to appropriate water from the Burgin Mine; notwithstanding the availability of sufficient funds--the State of Utah fails to issue the mining permit needed to allow ores from the Trixie Mine and the silver fissure area of the Burgin Mine to be processed -
- it is not economically feasible to mine and sell ores from registrant's Trixie Mine and/or from the silver fissure area of the Burgin Mine-- Tintic Utah Metals is unable to obtain governmental approval and permits relating to alternative plans to dewatering the Burgin Mine if registrant's application for reconsideration of the water appropriation application is denied by the Utah State Engineer: or is unable to a obtain a positive feasibility study or secure financing for the main Burgin Mine mining operation; registrant is unable to enter into an agreement with a real estate developer relating to the sale of registrant's real estate for residential and commercial development. For additional details, see "Item 6. Management's Discussion And Analysis Or Plan Of Operation. PLAN OF OPERATION - Cash Needs of Registrant" of registrant's Form 10-KSB for the year ended December 31, 1998. These and other risks are described in registrant's filings with the Securities and Exchange Commission.


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CHIEF CONSOLIDATED MINING COMPANY
     (Registrant)




August 11, 1999     /s/LEONARD WEITZ
               (Signature and Title)
               Leonard Weitz
               President, Chairman of the Board of
               Directors, and
               Principal Executive Officer





August 11, 1999     /s/EDWARD R. SCHWARTZ
               (Signature and Title)
               Edward R. Schwartz
               Director, Treasurer,
               Principal Financial Officer and
               Principal Accounting Officer