Form 10QSB
period 1999-09-30
CHIEF CONSOLIDATED MINING CO
filed 1999-11-12
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB



(Mark One)

  x    Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1999

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

     YES  X              NO

                         7,951,601
Number of shares of $.50 par value Common Stock outstanding at October 22, 1999





PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
               CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEET
                         (Unaudited)
                              ASSETS
                                             September 30,1999
CURRENT ASSETS:
Cash                                         $ 64,033
U.S. treasury bills, at cost which            843,116
approximates market value
Accounts receivable                             2,215
Other current assets                            4,456
Total current assets                          913,820

INVESTMENT IN CENTRAL STANDARD CONSOL. MINES   79,961
ADVANCES TO CENTRAL STANDARD                   29,650
CONSOLIDATED MINES
MINING CLAIMS AND PROPERTIES, LESS          8,465,619
ACCUMULATED DEPLETION OF $819,444
MACHINERY AND EQUIPMENT, LESS ACCUMULATED     128,676
DEPRECIATION OF $134,579
RECLAMATION BOND DEPOSITS                     143,239
                          Total assets     $9,760,965

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities      $17,032

ACCRUED RECLAMATION COST                      389,800

MINORITY INTEREST                           2,502,107

SHAREHOLDER'S EQUITY:
Preferred stock-$0.50 par value; 1,500,000      2,584
shares authorized, 5,168 shares outstanding
Common stock-$0.50 par value; 20,000,000
shares authorized, 7,951,602 outstanding,
16,441 shares held in treasury without any
associated value                             3,975,801
 Additional paid-in-Capital                 14,818,554

 Deferred compensation                         (3,225)
 Notes receivable from shareholders           (80,420)
 Accumulated deficit                      (11,861,268)

Total shareholders' equity                  6,852,026

Total liabilities and shareholders equity  $9,760,965

The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.




              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES

             CONDENSED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                For the Three Months Ended
                                  September    September
                                  30, 1999     30, 1998
REVENUES:
 Interest                         10,453     $  6,600
 Land sales and other              2,033        2,730
        Total revenues            12,486        9,330

EXPENSES:
General and administrative       250,605      165,946
Mining properties operating and
exploration costs                 64,704      185,362
   Taxes other than income taxes  13,191        7,550
        Total expenses           328,500      358,858

NET LOSS BEFORE MINORITY INTEREST(316,014)   (349,528)

MINORITY INTEREST                  -           55,833

NET LOSS                        $(316,014)  $(293,695)

NET LOSS PER COMMON SHARE
(Basic and Diluted)             $  (0.04)    $  (0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Basic and   7,948,634    6,505,709
Diluted)



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES

             CONDENSED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                 For the Nine Months Ended
                                 September    September
                                 30, 1999     30, 1998
REVENUES:
 Interest                         $23,008      $28,361
 Land sales and other              14,389       34,214
        Total revenues             37,397       62,575

EXPENSES:
General and administrative       742,748       488,108
Mining properties operating and
exploration costs                355,764       362,437
   Taxes other than income taxes  53,206        19,358
        Total expenses          1,151,718      869,903

NET LOSS BEFORE MINORITY INTEREST(1,114,321)  (807,328)

MINORITY INTEREST                  -            137,615

NET LOSS                        $(1,114,321)  $(669,713)

NET LOSS PER COMMON SHARE
  (Basic and Diluted)             $  (0.15)    $  (0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Basic and    7,596,576    6,448,663
Diluted)


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements


              CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                 Increase (Decrease) in Cash
                                      For the Nine Months Ended
                                       September     September
                                        30, 1999      30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                              $(1,114,321)$ (669,713)

Adjustments to reconcile net loss to
net cash used in operating activities:
Issuance of common stock for services
rendered                                    31,377    14,000
Depreciation                                24,254    13,650
Amortization of deferred compensation       9,675     18,750
Allocation of loss to minority               -      (137,615)
interest
Change in Assets and Liabilities:
Decrease in accounts receivable             2,271        651
(Increase) decrease in other assets        (4,456)       812
(Decrease) increase in accounts           (75,071)   (52,339)
payable and accrued liabilities
Net cash used in operating activities  (1,126,271)   (811,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease Increase in U.S. treasury        (99,892)   (246,890)
bills, net
Mining property development and
purchase of property and equipment       (272,733)   (503,083)
Increase in reclamation bond deposits       -         (99,740)
Collection on notes receivable from
shareholders                                1,950        -
Advances to affiliates                     (3,000)     (1,500)
Net cash used in investing activities:   (373,675)   (851,213)


CASH FLOWS FROM FINANCING ACTIVIITES:
Net proceeds from sale of common stock   1,471,750   1,383,500

Net cash used in provided by financing   1,471,750   1,383,500
activities:

NET DECREASE IN CASH                       (28,196)   (279,517)

CASH AT BEGINNING OF PERIOD                 92,229     345,517

CASH AT END OF PERIOD                     $ 64,033     $65,999


The accompanying notes to consolidated financial statement are an integral part of these consolidated statements




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

During October 1998, an additional amendment to the operating agreement was signed which granted to registrant an option to purchase Korea Zinc's 25 percent ownership for $2,000,000. The option, which was to expire on October 15, 1999, was extended to December 31, 2000. During the option period, Korea Zinc is not required to make any advances to Tintic or to repay to registrant 25 percent of the advances made by registrant. During the first nine months of 1999, registrant advanced a net amount of approximately $770,000 to Tintic. During 1998, registrant advanced a net amount of approximately $890,000 to Tintic. Should registrant exercise its option and then subsequently sell the acquired ownership to a third party at a gain, Korea Zinc is entitled to 50 percent of the gain. If the option expires without exercise, all future transactions are covered under previous terms of the operating agreement. These previous terms include a requirement that registrant and Korea Zinc make additional capital contributions to fund approved programs and budgets in proportion to their respective percentages in Tintic. The failure of a member to meet its contribution requirement could result in the dilution of that member's percentage interest.

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

Reclassification
Certain reclassifications have been made in prior years to financial statements to conform to the current year's presentation.

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

Results of Operations and Liquidity and Capital Resources:

Registrant's consolidated net loss for the nine months ended
September 30, 1999 was $1,114,321 compared to registrant's consolidated net loss for the nine months ended September 30, 1998 of $669,713.

Registrant's consolidated net loss for the three months ended September 30, 1999 was $316,014 as compared to registrant's consolidated net loss for the three months ended September 30, 1998 of $293,695. The increases of $444,608 and $22,319 respectively in the losses resulted primarily from an increase in costs associated with the rehabilitation of registrant's Trixie Mine and registrant's full allocation of the loss sustained by Tintic for both the nine month and three month periods ending September 30, 1999. Allocation of Tintic's full loss of $451,532 for the nine months ended September 30, 1999 and for the three months ended September 30, 1999 of $143,480 is in accordance with the terms of the Operating Agreement, due to advances made by registrant to Tintic Utah Metals during the first nine months of 1999.

Registrant had no revenues from mining operations during the year 1998 or during the first nine months of 1999. Registrant's consolidated revenues of $37,397 for the first nine months of 1999 consisted of $14,389 from miscellaneous sources and $23,008 in revenues from interest. Registrant's consolidated revenues of $62,575 for the first nine months of 1998 consisted of $34,214 in revenues from real estate sales and miscellaneous sources and $28,361 in revenues from interest.

Mining properties operating and exploration costs for the three month period ended September 30, 1999 as compared to the three month period ended September 30, 1998 decreased in the amount of $120,658. This decrease resulted primarily from a reduction of rehabilitation costs at registrants Trixie Mine net of an increase in costs associated with the rehabilitation of the Burgin Concentrating Mill during the third quarter of 1999.

Registrant expended, directly and through Tintic, a total of approximately $2.3 million beginning in the second quarter of 1998 through the third quarter of 1999, principally in connection with: completion of the rehabilitation and development of the Trixie Mine; rehabilitation work on the Burgin Concentrating Mill; exploration and development of the silver fissure area of the Apex Mine (above the water table); and costs associated with registrant's application to the State of Utah for the appropriation of Burgin Mine water and for costs associated with registrant's application for the appropriation of water in the Main Tintic District.

General administrative expenses for the nine and three month periods ended September 30, 1999 as compared to the nine and three month periods ended September 30, 1998, increased in the amounts of $254,640 and $84,659 respectively. These increase resulted primarily from increased general and administrative costs of Tintic during the nine and three month periods ended September 30, 1999.

Registrant expects to continue funding its operating overhead for the balance of 1999 by utilizing cash from possible sales of surface real estate and other sources, in addition to its cash and U.S. Treasury Bills on hand. Registrant will seek additional funding through the private placement of shares of its capital stock, however, there can be no assurance that such sales of stock will be achieved.

Cash Needs Of Registrant.

The funds that registrant expended during the first nine months of 1999 for the above purposes, and the additional funds registrant used to pay its general corporate overhead were derived primarily from $92,229 in cash on hand at January 1, 1999, and $1,471,750 from net proceeds raised by the sale by registrant of shares of its common stock in private placements during the first nine months of 1999. As of September 30, 1999, there remained $907,000 of cash and U.S treasury bills on hand including U.S. Treasury Bill holdings. The extent by which registrant will be able to continue to fund its activities on its own properties and to make further advances to Tintic that will allow Tintic to proceed with its mining and rehabilitation activities, will depend primarily upon the ability of registrant to raise funds through the sale of real estate for residential and commercial development, and/or the successful initiation of production from the Trixie Mine (subject to the completion of the rehabilitation of the Burgin Concentrating Mill required to process Trixie Mine ores), and/or additional funding through the private placement of its capital stock.

As at September 30, 1999, registrant had sufficient cash to meet its minimum corporate overhead requirements through December 31, 1999.


                    PART II.  OTHER INFORMATION


Item 2.  Changes in Securities

None.

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

Registrant filed a request for reconsideration with the Utah State Engineer, seeking a reversal of the decision rejecting the application to appropriate the Burgin water. If the Utah State Engineer does not reverse his decision, registrant will seek to use the Utah State Engineer's decision as a basis for pumping the Burgin water directly into Utah Lake. Registrant believes that registrant should not be denied the right to appropriate the Burgin water, while at the same time being denied the right by some other governmental agency to pump the water into Utah Lake. If these dual denials should occur, registrant would consider at that time asserting its legal rights against the State of Utah under the law of inverse condemnation (taking of assets), on the grounds that such denials prevent development of the Burgin Mine and deprives registrant of the value of its property.

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

Real Estate Annexation:

In July 1999, the City of Eureka, Utah and Juab County adopted an ordinance declaring the annexation of 350 acres of registrant's Juab County into the City of Eureka. The formal recording of the transfer of the property took place in October 1999. The annexation means that City of Eureka services, subject to final determinations of culinary water allocation, will be available for the 350 acres and registrant will seek to enter into arrangements with brokers, developers and others for the sale of the acreage newly subject to those services.

Year 2000:

Registrant has assessed the impact of the Year 2000 issues affecting its hardware and software (including embedded systems contained in registrant's buildings, plant, equipment and other infrastructure) and concluded that any Year 2000 issues would not have a material effect on registrant's business, resulting operations, or financial condition.

Resignation of Two Directors:

On October 7, 1999 registrant's Board of Directors accepted the resignation of two members of the Board, James Callery and Victor V. Tchelistcheff. The Board, at that meeting, temporarily reduced the size of registrant's Board to three members as a result of the resignations. Registrant will increase the size of its Board of Directors to either five or seven members at the next meeting of shareholders anticipated to be held in December 1999.

Item 6.  Exhibits And Reports On Form 8-K

      None


Safe Harbor Statement under the Private Securities Reform
Act of 1995:

This report contains forward-looking information and therefore it necessarily involves risks and uncertainties that could cause actual events to differ materially from those set forth or implied herein. Factors that could cause actual events to differ from these forward looking statements include, but are not limited to, the following: registrant does not have sufficient funds over the remainder of 1999 that would allow it to accomplish any one or more of its priorities, such as making adequate advances to Tintic Utah Metals for the purpose of renovating the Burgin Mill and mining from the silver fissure area of the Apex Mine, and to mine and process ore from registrant's Trixie Mine; the refusal of the Utah State Engineer to reverse his decision that denied registrant's application to appropriate water from the Burgin Mine; notwithstanding the availability of sufficient funds--the State of Utah fails to issue the mining permit needed to allow ores from the Trixie Mine and the silver fissure area of the Apex Mine to be processed -- it is not economically feasible to mine and sell ores from registrant's Trixie Mine and/or from the silver fissure area of the Apex Mine-- Tintic Utah Metals is unable to obtain governmental approval and permits relating to alternative plans to dewatering the Burgin Mine if registrant's application for reconsideration of the water appropriation application is denied by the Utah State Engineer: or is unable to a obtain a positive feasibility study or secure financing for the main Burgin Mine mining operation; registrant is unable to enter into an agreement with a real estate developer relating to the sale of registrant's real estate for residential and commercial development. For additional details, see "Item 6. Management's Discussion And Analysis Or Plan Of Operation. PLAN OF OPERATION - Cash Needs of Registrant" of registrant's Form 10-KSB for the year ended December 31, 1998. These and other risks are described in registrant's filings with the Securities and Exchange Commission.





                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CHIEF CONSOLIDATED MINING COMPANY
     (Registrant)




November 10, 1999        /s/LEONARD WEITZ
                    (Signature and Title)
                    Leonard Weitz
                    President, Chairman of the Board of
                    Directors, and Principal Executive Officer





November 10, 1999        /s/EDWARD R. SCHWARTZ
                    (Signature and Title)
                    Edward R. Schwartz
                    Director, Treasurer,
                    Principal Financial Officer and
                    Principal Accounting Officer