Form 10KSB
period 1999-12-31
CHIEF CONSOLIDATED MINING CO
filed 2000-03-30
CIK 19913

F-1
           U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 12b-25

(Check One):
|x|  FORM 10-K AND FORM 10-KSB
|_|  FORM 20-F |_| FORM 11-K  |_| FORM 10-Q AND FORM 10-QSB
|_|  FORM N-SAR

For Period Ended:   December 31, 1999

|_|  Transition Report on Form 10-K
|_|  Transition Report on Form 20-F
|_|  Transition Report on Form 11-K
|_|  Transition Report on Form 10-Q
|_|  Transition Report on Form N-SAR

For the Transition Period Ended:

READ ATTACHED INSTRUCTION SHEET BEFORE PREPARING FORM.
PLEASE PRINT OR TYPE
Nothing in this Form shall be construed to imply that the Commission has verified any information contained herein



If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:



PART I - Registration Information

Chief Consolidated Mining Company
Full Name of Registrant

Full Name of Registrant
Former Name if Applicable

500 5th Avenue, Suite 1021
Address of Principal Executive Office (Street and Number)

New York, NY 10110-1099
City, State and Zip Code

PART II RULES 12b-25 (b) and (c)


If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.
(Check box if appropriate)

|  |  (a)  The reasons described in reasonable detail in
Part III of this form could not be eliminated without unreasonable effort or expense;

| | (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 10-KSB, Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

|_| (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE


State below in reasonable detail the reasons why Form 10-K and Form 10-KSB, 20-F, 11-K, 10-Q and Form 10-QSB, N-SAR, or the transition report or portion thereof could not be filed within the prescribed period.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

Leonard Weitz, President           212-354-4044
Name                          Telephone Number

(2) Have all the other periodic reports required under 13 or 15(d) of the Securities Exchange Act of 1934 or section
30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed?
If the answer is no, identify report(s)

     |x| YES        |_| NO

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earning statements to be included in the subject report or portion thereof?

     |_| YES        |x| NO

If so, attach an explanation of the anticipated change, both narratively, and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Chief Consolidated Mining Company
(Name of registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.



Date March 29, 2000           By /s/ Leonard Weitz
                              Leonard Weitz, President

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                         FORM 10-KSB
(Mark One)
   1
   x    Annual report under Section 13 or 15(d) of the
Securities Exchange Act of 1934           (Fee required)

  For the fiscal year ended December 31, 1999

     Transition report under Section 13 or 15(d) of the
Securities Exchange Act of 1934      (No Fee required)
  For the transition period from                to

  Commission file number        1-1761

              CHIEF CONSOLIDATED MINING COMPANY
         (Name of Small Business Issuer in its Charter)

       Arizona                           87-0122295
    (State or Other Jurisdiction       (I.R.S.Employer
     of Incorporation or Organization)  Identification No.)

500 Fifth Avenue, New York, New York             10110-1099
(Address of Principal Executive Offices)         (Zip Code)

                      (212) 354-4044
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                           Name of Each Exchange
  Title of Each Class          on which Registered

  Common Stock, $0.50 par valuePacific Exchange, Inc


Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.50 par value   The NASDAQ Stock Market



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            X                  No ________

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.

     X

  State issuer's revenues for its most recent fiscal year.
$39,634

  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $18,663,614 as of March 15, 2000.

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

Yes    _____          No    _____

          APPLICABLE ONLY TO CORPORATE REGISTRANTS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                        Outstanding at March 15,2000

Common Stock $0.50 par value               8,024,601

Convertible Common Stock $0.50 par value   3,500,000


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

  Registrant's Proxy Statement ("Proxy Statement") dated
  November 30, 1999 for the Special Meeting In Lieu Of
  Annual Meeting Of Shareholders held December 29, 1999 -
  Proposals (2) and (3) described at pages 8 through 27 of the Proxy Statement.


Transitional Small Business Disclosure Format (check one):

YES:                     NO:       X

PART  I


Item 1.  Description of Business.

  General.

  Registrant is a corporation formed under the laws of Arizona in 1909. Registrant's mining office is located in Eureka, Juab County, Utah 84628. Registrant's executive office is located at 500 Fifth Avenue, New York, NY 10110. See "Item 2. Description of Property-Ownership Interests In Acreage And Location." for information concerning mining and real estate properties owned by registrant and its subsidiaries, and the composition and use of said properties. Registrant has three employees in New York and employs a mine manager in Utah. Registrant's subsidiary, Tintic Utah Metals LLC, currently has 40 employees in Utah.

  Tintic Utah Metals LLC

  Formation And Ownership. Registrant owns a 75% vested membership interest in Tintic Utah Metals LLC ("Tintic Utah Metals") formed under the Colorado Limited Liability Company
Act.   For financial reporting purposes, Tintic Utah Metals
is consolidated with registrant. Tintic Utah Metals was formed on July 29, 1996 as the vehicle for a joint venture project for the development of certain properties that were contributed by registrant to Tintic Utah Metals. KZ Utah, Inc. ("Korea Zinc"), a wholly owned U.S. subsidiary of Korea Zinc Co., Ltd. owns the remaining 25% vested membership interest in Tintic Utah Metals. See "Operating Agreement", below.

  Business Objectives.  The primary goal of Tintic Utah
Metals is to bring the Burgin Mine that was contributed by registrant to Tintic Utah Metals into production. See
"Operating Agreement." and "Burgin Mine.", below; "Item 2.
Description of Property.-Burgin Mine." and "Item 6.
Management's Discussion And Analysis Or Plan Of Operation.-
(a) PLAN OF OPERATION-Burgin Mine."

  Tintic Utah Metals will also process ores produced from the Trixie Mine at Tintic Utah Metals' concentrating mill. Tintic Utah Metals will complete renovations at its mill during April 2000. The Trixie Mine is located on property owned by registrant's 100% owned subsidiary, Chief Gold Mines, Inc. ("Chief Gold Mines"). See "Trixie Mine." and "Concentrating Mill.", below; "Item 2. Description of Property.-Trixie Mine" and "Item 6. Management's Discussion And Analysis Or Plan Of Operation.-(a) PLAN OF OPERATION-Trixie Mine." Tintic Utah Metals will receive fees for processing the Trixie mine ores and material from the Trixie dump from Chief Gold Mines based upon the amount of ores and material processed.


  Operating Agreement.

  General. An Operating Agreement ("Operating Agreement") between registrant and Korea Zinc dated July 17, 1996, as subsequently amended, governs the management and operations of the properties owned by Tintic Utah Metals and the rights and obligations of the members of Tintic Utah Metals to each other. Pursuant to the terms of the Operating Agreement, registrant transferred to Tintic Utah Metals the mining rights to approximately 8,500 acres of its patented mining property in the East Tintic Mining District of Utah, including the Burgin Mine, and approximately 200 acres of unpatented mining claims in the same vicinity. The Operating Agreement provides that all the business and operations relating to the development and mining of Tintic Utah Metals' properties will be conducted by Tintic Utah Metals. Korea Zinc has paid $3,000,000 to Tintic Utah Metals to become vested in its 25% membership interest, which funds were used by Tintic Utah Metals to produce information for a future feasibility study. The purpose of such a feasibility study will be to assist the members in deciding whether to attempt to bring the Burgin Mine into production. If a decision is made to proceed, the feasibility study would provide the basis for a development program, including mine rehabilitation and construction, and a production program. If a production program is adopted, Tintic Utah Metals would then attempt to arrange financing for the production program; such financing may be secured by Tintic Utah Metals' interest in its properties and other assets.

       Registrant's Option To Purchase Korea Zinc's 25% Interest. Registrant holds an option ("Option") to purchase Korea Zinc's entire 25% membership interest in Tintic Utah Metals for $2,000,000. A fourth amendment to the Operating Agreement dated September 9, 1999 extended the time during which registrant has the right to exercise the Option ("Option Period") through December 31, 2000. The Option was first given by Korea Zinc to registrant under a third amendment to the Operating Agreement dated October 1, 1998 that provided for an Option Period through October 15, 1999. The September 9, 1999 amendment extended the Option Period to December 31, 2000, but did not change any of the other provisions of the October 1, 1998 amendment. During the Option Period, registrant will not require Korea Zinc to make advances to Tintic Utah Metals or to repay to registrant 25% of the advances made by registrant to Tintic Utah Metals during the Option Period. Registrant has not exercised the Option and the Option to purchase Korea Zinc's 25% membership interest in Tintic Utah Metals currently remains in effect. The October 1, 1998 amendment to the Operating Agreement also provides that if registrant exercises the Option and any time thereafter sells all or a portion of the 25% membership interest in Tintic Utah Metals purchased from Korea Zinc to a third party at a net selling price in excess of $80,000 for each 1% membership interest sold, registrant shall pay to Korea Zinc one-half of such excess over $80,000 for each 1% out of the 25% membership interest sold.

  During the Option Period that terminates December 31,
2000, Korea Zinc shall have no vote upon the operations of Tintic Utah Metals or in establishing programs and budgets.
Accordingly, registrant has had complete control over the day-to-day operations of Tintic Utah Metals since the October 1, 1998 starting date of the Option Period. This factor, coupled with the receipt of proceeds from the sale by registrant of shares of its convertible common stock in December, 1999, has allowed the renovation work at Tintic
Utah Metals' concentrating mill and other projects to be completed by Tintic Utah Metals without the need for registrant to first seek approvals from Korea Zinc during the progress of the work. See "Item 2. Tintic Utah Metals'
Use Of Advances Received From Registrant." and "Item 12.
Certain Relationships and Related Transactions."

       Advances Made By Registrant During Option Period. During the portion of the Option Period from October 1, 1998 through December 31, 1999, registrant made advances to Tintic Utah Metals in the aggregate amount of $2,400,000. Registrant estimates that it will make additional $2,800,000 of advances to Tintic Utah Metals during the remaining portion of the Option Period from January 1, 2000 to December 31, 2000. Registrant believes it has sufficient funds to continue to make advances to Tintic Utah Metals needed during the year 2,000; $897,300 of such advances were made from January 1, 2000 to March 15, 2000. If for some reason, registrant is unable to continue making advances to Tintic Utah Metals during the remainder of 2000, Tintic Utah Metals would stop further work on its projects until registrant is able to arrange an alternative means for raising funds.

  Of the aforesaid amount of advances made by registrant to Tintic Utah Metals from October 1, 1998 to December 31, 1999, $600,000 (representing 25% of the total) represents what would have been Korea Zinc's share of the advances if the terms of the Option were not in effect. Although registrant does not have the right to seek reimbursement of the said 25% portion of advances directly from Korea Zinc, the entire amount of advances made by registrant to Tintic Utah Metals constitutes an obligation of Tintic Utah Metals to registrant. Registrant does not anticipate repayment of such advances until such time as Tintic Utah Metals has sufficient revenues to begin repayment, a financing of Tintic Utah Metals' operations is obtained from a lender or registrant sells all or a portion of its membership interest in Tintic Utah Metals to a third party. None of the foregoing are anticipated to occur in the near future. See "Item 2. Description of Property.-Burgin Mine.-Tintic Utah Metals' Use Of Advances Received From Registrant."

       Korea Zinc's Status If Option Expires. If registrant does not exercise the Option to purchase Korea Zinc's 25% membership interest in Tintic Utah Metals by December 31, 2000, any additional cash contributions or advances subsequent to that date shall be made by registrant and Korea Zinc, as the members of Tintic Utah Metals, based upon their respective membership percentage interests in Tintic Utah Metals. The amount of any such additional cash contributions and advances that would be required after December 31, 2000, if the Option is not exercised by registrant, would depend upon the then existing program and budgetary requirements of Tintic Utah Metals.

  Another result of registrant's not exercising the Option to purchase Korea Zinc's 25% membership interest in Tintic Utah Metals by December 31, 2000, is that the management of Tintic Utah Metals would thereafter be conducted by the two members, registrant and Korea Zinc, through a management committee, with each member having a voting representative on the committee. Voting shall be in proportion to each member's respective membership percentage interest. Unless the Operating Agreement provides for a unanimous vote, the affirmative vote of registrant, as the member holding a majority of the members' percentage interests, shall determine the decisions of the management committee. A majority vote is needed to approve a program and budget, but the approval of a program and budget for major mining development requires the affirmative vote of both registrant and Korea Zinc.

       Tax Status Of Tintic Utah Metals.  Tintic Utah
Metals is treated for tax purposes as a partnership under the Internal revenue Code of 1986, as amended. Accordingly, registrant will include its proportionate share of income or loss from Tintic Utah Metals in registrant's corporation income tax return. A member's percentage interest in Tintic Utah Metals will determine the member's proportionate share of income or loss. However, the Operating Agreement provides that each member will be allocated expense deductions emanating from the property such member has contributed to Tintic Utah Metals. Thus, Korea Zinc will be allocated tax deductions that arise from its cash contribution of $3,000,000 and registrant will be allocated the tax deductions that arise from its contribution of mining properties and other assets, such as cost depletion, depreciation on equipment and development costs.

       Distributions To Members. A member is entitled to be repaid for cash advances made by it to Tintic Utah Metals that are in the nature of loans, rather than capital contributions. After the repayment of cash advances to registrant, any additional distributions made by Tintic Utah Metals of cash or property will be made to the members on a pro-rata basis in proportion to their percentage interests on the date of distribution. The Operating Agreement contains provisions that define the members rights to receive distributions. See "Advances Made By Registrant During Option Period.", above.

       Right Of First Refusal. If registrant does not exercise its Option to purchase Korea Zinc's 25% membership interest in Tintic Utah Metals by December 31, 2000, and a member desires to sell its interest in Tintic Utah Metals to a third party subsequent to that date, the Operating Agreement provides the mechanics under which the other member has the prior right to purchase the selling member's interest on the same terms as offered by the third party.

       Executive Director Of Tintic Utah Metals.  The
Executive Director of Tintic Utah Metals, Paul Spor, is
employed under a five year employment agreement with Tintic
Utah Metals dated as of January 1, 2000 and expiring
December 31, 2004.  He has the delegated power to manage,
direct and control the operations of Tintic Utah Metals in
accordance with approved programs and budgets.  The
Executive Director is on the management committee, but does
not have any vote.   Tintic Utah Metals may retain
consultants and other mining specialists in connection with the various phases of its operations.

Burgin Mine.

  The principal mining property transferred by registrant to Tintic Utah Metals in 1996 under the terms of the Operating Agreement was the Burgin Mine. See "Letter Of Intent With U.S. Filter Corporation Subsidiary.", "Registrant's Application For Appropriation Of Burgin Mine Water." and "Projected Costs And Time Involving The Burgin Mine.", below; "Item 2. Description of Property.-Burgin Mine."; and "Item 6. Management's Discussion And Analysis Or Plan Of Operation.-(a) PLAN OF OPERATION-Burgin Mine." for further information concerning the history, current status and future plans of Tintic Utah Metals regarding the Burgin Mine.


Concentrating Mill.

  Included in the properties transferred by registrant to Tintic Utah Metals was the concentrating mill located in the Burgin Mine area. Tintic Utah Metals will process ores produced from the Trixie Mine and material from the Trixie dump at Tintic Utah Metals' concentrating mill. See "Tintic Utah Metals LLC-Business Objectives", above; "Trixie Mine", below; "Item 2. Description of Property.-Burgin Mine.- Concentrating Mill.-Trixie Mine." and "Item 6. Management's Discussion And Analysis Or Plan Of Operation.-(a) PLAN OF OPERATION-Trixie Mine." for a description of the concentrating mill process, information concerning the mill's completed renovation and plans for shipping ores and dump material from the Trixie Mine to the concentrating mill for processing by Tintic Utah Metals and sale by Chief Gold Mines.

Letter Of Intent With U.S. Filter Corporation Subsidiary.

  On June 29, 1998, Tintic Utah Metals and registrant entered into a Letter of Intent ("Letter of Intent") with a subsidiary of U.S. Filter Corporation. U.S. Filter Corporation is a global provider of industrial and municipal water and waste water treatment systems, products and services. Under the terms of the Letter of Intent, U.S. Filter Operating Services ("U.S. Filter") will determine the feasibility of U.S. Filter designing, building, owning and operating a water treatment plant on the site of the Burgin Mine in the East Tintic Mining District of Utah, to treat and recycle water for beneficial use. U.S. Filter would construct the water treatment plant. Tintic Utah Metals would be responsible for the Burgin Mine dewatering system that would supply water to the U.S. Filter plant. A projected dewatering rate up to 18,000 gallons a minute from the Burgin Mine would be treated at the U.S. Filter plant, which would result in dewatering the Burgin Mine to its lowest planned operating levels in an environmentally sound manner. Before any plans for the building of the water treatment plant can be finally evaluated by U.S. Filter and Tintic Utah Metals, registrant will be required to obtain the approval of the Utah State Engineer to the appropriation
of water from the Burgin Mine for beneficial use.   See
"Registrant's Application For Appropriation Of Burgin Mine Water", below, and "Item 6. Management's Discussion And Analysis Or Plan Of Operation.-(a) PLAN OF OPERATION-Burgin Mine."

Registrant's Application For Appropriation Of Burgin Mine
Water.

  Registrant and Tintic Utah Metals are awaiting a decision of the Utah State Engineer on registrant's application for appropriation of Burgin Mine water that was filed in February 2000. If the Utah State Engineer approves registrant's application, Registrant and Tintic Utah Metals will seek to enter into a written agreement with U.S. Filter pursuant to the Letter of Intent that would provide for U.S. Filter constructing a water treatment facility and the dewatering of the Burgin Mine. See "Letter Of Intent With U.S. Filter Corporation Subsidiary.", above. A first application for the appropriation of Burgin mine water was filed with the Utah State Engineer in September 1998 seeking appropriation of Burgin Mine water covering up to 29,000 acre feet annually (equivalent to eight billion gallons annually). A public hearing was held on the first application before two hearing examiners and registrant's first application was rejected in August 1999 by the Utah State Engineer. The Utah State Engineer had apparently taken into consideration objections of several protesters to registrant's application, who had argued that an unspecified amount of Burgin highly saline water flows underground into Utah Lake, where water appropriation had previously been granted to parties other than registrant, and that the Burgin water was a tributary to Utah Lake. The Utah State Engineer had not attended the public hearing, but relied upon information furnished to him by the two hearing examiners.

  Notwithstanding the negative decision of the first application, registrant continued to advocate its position that there is no factual evidence to support a finding that the Burgin geothermal system and the Utah Lake geothermal system are connected, or that even if they were, there would be a reduction in Utah Lake water. Registrant therefore renewed its efforts to seek the approval of the Utah State Engineer. Registrant held informal discussions with the Utah State Engineer's office to determine the basis for the rejection of the first application; registrant also hired independent consultants who analyzed technical data and made recommendations for a re-filing. After filing a request for reconsideration with the Utah State Engineer, the Utah State Engineer accepted a new application for appropriation of Burgin Mine water that was filed by registrant on February 15, 2000. The principal concern of the Utah State Engineer is that if the geothermal system creating the Burgin water is connected to the geothermal system feeding Utah Lake, the pumping of Burgin water might result in reduced flow of water into Utah Lake. In order to address that concern, registrant's new application provides for a procedure that would be in place if the application is approved, whereby registrant would monitor geothermal springs in and around Utah Lake and replace water that may diminish spring flow when pumping starts at the Burgin Mine. See "Item 6. Management's Discussion And Analysis Or Plan Of Operation.-
(a) PLAN OF OPERATION-Burgin Mine." for further information concerning registrant's application for appropriation of water.

Projected Costs And Time Involving The Burgin Mine.

  If the Utah State Engineer approves registrant's application for Burgin Mine water appropriation, Tintic Utah Metals will then initiate detailed negotiations with U.S. Filter for the building of a water treatment facility at the site of the Burgin Mine. See "Registrant's Application For Appropriation Of Burgin Mine Water.", above. When a contract has been negotiated with U.S. Filter, or another company in the water treatment business if the Letter of Intent with U.S. Filter is terminated, registrant would then start a final feasibility study. The feasibility study would define the mining methods to be employed, including among other things, pre-engineering design for pumping, defining the structural steel and cement requirements, determining the locations where deep wells will be drilled and the overall evaluation of the Burgin Mine's main orebody. Registrant estimates that the final feasibility study will cost between $1,500,000 and $2,000,000. If registrant has exercised its Option by December 31, 2000 and purchased Korea Zinc's 25% membership interest in Tintic Utah Metals, Tintic Utah Metals would be 100% owned by registrant and registrant would pay 100% of the feasibility study costs and have complete control over the project. However, if the Option is not exercised and Korea Zinc retains its 25% membership interest in Tintic Utah Metals beyond December 31, 2000, a major production budget will need to be agreed upon between registrant and Korea Zinc. Korea Zinc would then be required to contribute 25% of the costs, with registrant to contribute 75% of the costs to Tintic Utah Metals.

  The construction of a water treatment facility will take approximately two years, the cost of which will be borne by the builder, not registrant. During the first six month period of the facility's construction, registrant would be completing a feasibility study for the purpose of obtaining financing to bring the Burgin Mine into production. Registrant estimates that $35,000,000 would be required by Tintic Utah Metals for the completion of all underground rehabilitation and construction work required for start-up of the Burgin Mine. Registrant also estimates that the total time period required for both the building of the water treatment plant and the completion of all work necessary to begin mining operations would be approximately three years from the time the water appropriation application is approved. In order for Tintic Utah Metals to be able to go into full production at the Burgin Mine, each of the following events and conditions must occur or be fulfilled: (i) the approval of the water appropriation application by the Utah State Engineer; (ii) the completion of the water treatment facility to dewater the Burgin Mine;
(iii) Tintic Utah Metals' completing a positive feasibility study; (iv) obtaining long term financing from a banking or other lending institution to fund the mining project; and
(v) completion of all underground rehabilitation and construction work required for start-up of the Burgin Mine. No assurance can be given by registrant that all of the foregoing events and conditions necessary in order for Tintic Utah Metals to begin mining from the Burgin Mine will take place or be fulfilled. Registrant is currently unable to estimate the amount of ores that would be produced from the main Burgin Mine ore reserves if production were to begin from the Burgin Mine. See "Item 2. Description of Property.-Burgin Mine.-Proven and Probable Ore Reserves at the Burgin Mine." and "Item 6. Management's Discussion and Analysis Or Plan Of Operation.-(a) PLAN OF OPERATION-Burgin Mine."

  Approval by the Utah State Engineer of registrant's water appropriation application is not required in order to begin limited production from Tintic Utah Metals' silver fissure area of the Apex Mine located above the Burgin Mine water table, where mining could begin if registrant determines that economic ore can be mined above the water table.

Trixie Mine.

  As the result of the merger in June 1996 of South
Standard Mining Company into Chief Gold Mines, Inc. ("Chief Gold Mines"), 2,554 acres of patented mining properties, including the Trixie Mine properties, were received by Chief Gold Mines, registrant's wholly owned subsidiary. The market value for the 372,515 shares of registrant's common stock issued to the South Standard shareholders as a result of the merger was approximately $3.4 million on June 21, 1996, the date approval was given.

  Registrant anticipates that processing of Trixie surface dump material at the Concentrating Mill will begin during the second quarter of 2000 and underground production of ores from the Trixie Mine will begin during the third quarter of 2000. The initial target areas for production are the 750, 1,200 and 1,350 foot levels of the Trixie Mine.
Ores mined from the Trixie Mine will be shipped to the Concentrating Mill located on Tintic Utah Metals' Burgin
Mine property, where the Trixie ores will be processed by Tintic Utah Metals and sold by Chief Gold Mines. The Trixie
Mine is located on property adjacent to Tintic Utah Metals' property and is one and a half miles from the Concentrating Mill. See "Tintic Utah Metals LLC.-Business Objectives." and
"Concentrating Mill", above; "Trixie Mine.", below; "Item 2.
Description of Property-Trixie Mine."; and "Item 6.
Management's Discussion And Analysis Or Plan Of Operation.-
(a) PLAN OF OPERATION-Trixie Mine."

Main Tintic District.

  The area known as registrant's Main Tintic District consists of approximately 10,000 acres owned by registrant; this acreage is not a part of the property subject to the Tintic Utah Metals' Operating Agreement. Registrant has filed an application with the Utah State Engineer for the appropriation of fresh water from its Main Tintic District Property, the water to be pumped from the Chief Number 2 shaft, if the application is approved, for use in connection with the proposed development of registrant's surface real estate in the Main Tintic District for residential and commercial use. In October 1996, registrant completed a refurbishing of the shaft, which had been opened in 1979 by Asarco Inc. under a lease that expired in 1984. This application for appropriation is pending and has no connection with registrant's application for appropriation of Burgin Mine water. See "Registrant's Application For Appropriation Of Burgin Mine Water.", above, and "Item 6. Management's Discussion and Analysis or Plan of Operation.-
(a) PLAN OF  OPERATION-Proposed Sale Of Real Estate For
Development."

Item 2.  Description of Property.

Ownership And Interests in Acreage and Location.

  General. Registrant is the direct owner of, or has a membership or stock ownership interest in a total of approximately 19,300 acres of patented mining property in the Tintic and East Tintic Mining District, Juab and Utah Counties, and approximately 200 acres of unpatented mining claims in the same area. Title to patented mining ground is vested in the owner of the land; unpatented mining claims are possessory rights to land owned by the U.S. Government and are subject to rental payments and other conditions as to validity.

  Property Owned By Tintic Utah Metals.

  Approximately 8,500 acres of patented ground and 200 acres of unpatented mining claims located in the East Tintic Mining District of Utah are owned by Tintic Utah Metals. Pursuant to the terms of the Operating Agreement between registrant and Korea Zinc, registrant transferred ownership of approximately 11,000 acres of its patented ground and 200 acres of its unpatented mining claims to Tintic Utah Metals. Under the terms of the Operating Agreement, ownership of approximately 2,500 acres that were not involved in Tintic Utah Metals' exploration and development programs reverted back to registrant, leaving Tintic Utah Metals with the 8,500 acres. Registrant owns a 75% membership interest in Tintic Utah Metals and Korea Zinc holds the remaining 25% membership interest. Registrant holds an option until December 31, 2000 to purchase Korea Zinc's entire 25% interest for $2 million. See "Item 1. Description of Business.-Tintic Utah Metals LLC-Formation And Ownership-Operating Agreement." and "Burgin Mine.", below.

  Property Owned By Chief Gold Mines, Inc.

  Approximately 2,554 acres of patented mining properties located in the East Tintic Mining District of Utah are owned by registrant's wholly owned subsidiary, Chief Gold Mines, Inc. ("Chief Gold Mines"). Chief Gold Mines acquired the property as the result of a merger of South Standard Mining Company into Chief Gold Mines in June 1996. The Trixie Mine is located on Chief Gold Mines' property. See "Item 1. Description of Business.-Trixie Mine." and "Trixie Mine", below.

  Property Owned By Registrant In The Main Tintic District.

  Registrant owns approximately 6,000 acres in Eureka
Valley near the City of Eureka, Utah in an area known as the Main Tintic District that registrant believes are suitable for residential and commercial building development. Registrant intends to sell portions of said acreage for development for residential and commercial use. 320 of those acres were incorporated into the City limits of Eureka, Utah during 1999, thus entitling that acreage to city services. There are no current plans to use the 6,000 acres for mining purposes. See "Item 1. Description of Business.-Main Tintic District." and "Item 6. Management's Discussion and Analysis or Plan of Operation.-(a) PLAN OF OPERATION-Proposed Sale Of Real Estate For Development." If proposed plans for the construction of the Legacy Highway southward from Salt Lake City, Utah that include Utah State Highway 68 are implemented, the new highway would pass within eight miles of Eureka Valley and would reduce the time of traveling by car from Eureka to Salt Lake City to under one hour.

  Central Standard Consolidated Mines.

  Registrant owns approximately 23% of the outstanding capital stock of Central Standard Consolidated Mines ("Central Standard"). Central Standard's mining property consist of 320 acres located in the north-central portion of the East Tintic Mining District. This property is surrounded by property owned by Tintic Utah Metals. The 320 acres owned by Central Standard Consolidated Mines is located about 2 miles from the Burgin Mine and the geologic characteristics of the Central Standard property are not similar to those of the Burgin orebody. See "Property Owned By Tintic Utah Metals.", above.

Burgin Mine.

  Brief History Of Burgin Mine. The Burgin Mine, located on the property of Tintic Utah Metals, had been transferred by registrant to Tintic Utah Metals in 1996 under the terms of the Operating Agreement. The Burgin Mine had previously been leased by registrant as part of a Unit Lease, together with properties of other landowners, to Kennecott Corporation ("Kennecott"). After the Burgin Mine was removed from the Unit Lease in 1978, registrant leased the Burgin Mine to Sunshine Mining Company ("Sunshine") in 1980. Kennecott operated the Burgin Mine from 1966 to 1978.
During that period, Kennecott mined 1,870,218 tons of ore from the Burgin Mine that produced 10,929,978 ounces of silver, 338,127,751 pounds of lead and 349,209,284 pounds of zinc. When Sunshine became lessee in 1980, it gained the use of the mining shafts and other capital improvements previously made by Kennecott on the properties, including underground access by means of the Apex Number 2 Shaft. The shaft, together with the connecting drifts and drill stations, had been rehabilitated by Sunshine at a cost of approximately $6 million. As a result of a lawsuit brought by registrant and South Standard against Sunshine relating to Sunshine's leases with registrant and South Standard, the Burgin Mine was returned to registrant in 1992.

  Proven And Probable Ore Reserves At The Burgin Mine.

  During the period from 1966 to 1978 that Kennecott operated the Burgin Mine, it did not report Burgin Mine ore reserves to registrant; however, Kennecott did report annually to registrant that one additional ton of ore was developed to replace every ton mined. When Sunshine leased the Burgin Mine in 1980, it conducted extensive surface and underground drilling programs and computed the property's proven and probable ore reserves. After the Burgin Mine was returned to registrant in 1992, registrant continued to have access to the reserves through the Apex Number 2 Shaft. Registrant utilized the shaft in an underground drilling program started by registrant and completed by Tintic Utah Metals when the Burgin Mine was transferred by registrant to Tintic Utah Metals in 1996. Tintic Utah Metals hired independent consultants to calculate the ore reserves based upon the results of the drilling program. The consultants substantiated Sunshine's earlier estimates of 1,032,173 tons of proven and probable ore reserves, with essentially the same grades. Tintic Utah Metal's consultants, as shown in the chart below, have currently estimated a total of 1,075,000 tons of proven and probable ore reserves. In addition, because of the extensive positive drilling results and the fact that over 1,800,000 tons of ore was produced from the Burgin Mine when Kennecott was operating under the Unit Lease, without Kennecott ever having drilled for reserves, there is a high degree of confidence by Tintic Utah Metals that inferred or possible resources currently estimated at 407,000 additional tons would probably be realized if the Burgin Mine became fully operational.

  A key factor in registrant's classification of the Burgin ores as proven and probable reserves, is registrant's application for the appropriation of Burgin Mine water filed with the Utah State Engineer in February 2000. If the application is approved and a water treatment facility is built, the dewatering of the Burgin Mine to its lowest planned operating level would be achieved, subject to the occurrence of the other events that must occur and the conditions to be fulfilled in order for the Burgin Mine to become fully operational. See "Item 1. Description of Business-Letter Of Intent With U.S. Filter Corporation Subsidiary. - Projected Costs And Time Involving The Burgin Mine."

  Proven and probable ore reserves, to date, of the Burgin orebody, as determined by Tintic Utah Metal's independent consultants, are estimated as follows:


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

  (1) Possible resources tonnage exists where there is strong geologic evidence of the existence of additional ore reserves of a well known deposit, such as, in the case of the Burgin Mine, the past history of mining by Kennecott.
See "Brief History Of Burgin Mine", above.

  Tintic Utah Metals' Use Of Advances Received From
Registrant.

  Tintic Utah Metals used $2,400,000 in advances it received from registrant during the period October 1, 1998 through December 31, 1999 for the following purposes:

  Rehabilitation of the Apex No. 2 shaft, including: long hole drilling to define the "silver fissure" in the Burgin Mine; long hole drilling to intercept potential ores in the Eureka Standard fault between the historic Eureka Standard mine and the Apex No. 2 mine; and diamond drilling to intercept the down dip extension of ores mined up dip on the middle fault in the Apex No. 1 and 2 mines.

  Rehabilitation of the Trixie Shaft, 750, 1050 and 1200 level stations and the drifts going south on those levels, including long hole drilling to confirm mineralization encountered in a previous drilling program.

  Rehabilitation of the Burgin Concentrator, converting it from a silver/lead/zinc concentrator to a precious metals (gold/silver) concentrator, including reconditioning of the primary and secondary crushing and grinding system; addition of a gravity recovery system; replacement of the floatation system; renovation of concentrator building and attached side buildings; and reconditioned thickener tanks and filter systems.

  The rehabilitation work on the concentrator commenced in 1999 and will be completed in 2000. Tintic Utah Metals estimates that the expenditures for all of Tintic Utah
Metals' currently planned projects during the calendar year
2000 will be $2,800,000.  See" Item 1. Business of
Registrant. Tintic Utah Metals LLC-Operating Agreement.-
Advances Made By Registrant During Option Period."



  Concentrating Mill.

  The Concentrating Mill, located in the Burgin Mine area, was a part of the assets transferred by registrant to Tintic Utah Metals under the Operating Agreement. In April 2000, Tintic Utah Metals will complete substantially all of the renovation work at the mill that is needed to retool the mill. It will then be ready to process ores and dump material from the Trixie Mine that will be shipped to the Concentrating Mill for processing beginning in the second quarter of 2000. The renovation work that took place over the past twelve months included rehabilitation of building structure, purchase and installation of large pieces of equipment, installation of new floatation system, recondition the primary and secondary crushing system, recondition the ball mill and installation of precious metals circuit to process Trixie Mine ore. The Concentrating Mill had been built by Kennecott to process up to 1,200 tons of lead and zinc ores per day, when it was lessee of the Burgin Mine property and was used by Kennecott to process ores it mined from the Burgin Mine under its lease. The Concentrating Mill is approximately 24,000 square feet in size. Tintic Utah Metals' costs of renovating the Concentrating Mill, incurred from July 1999 to March 2000, and to be incurred in April 2000, will total approximately $1,200,000. Registrant believes that the replacement cost of the Concentrating Mill would be in excess of $25,000,000.

  When shipments of ore from the Trixie Mine begin, the ore will be treated in two main circuits in the Concentrating Mill. A gravity circuit will take free gold out of the mill run material for further treatment in the Knelson Concentrator located within the mill, and after further processing, the gold concentrate will be put in a furnace and made into dores. The dores will be sold to refineries. The portion of the ores rejected by the gravity concentrator will go to a ball mill for further grinding and then to a floatation system, where it is made into a floatation concentrate. The floatation concentrate will be sold to smelters. Material from the Trixie dump will also be shipped to the Concentrating Mill for processing. This dump material is an accumulation of underground low grade material left from Kennecott's production from the property. It will be sold by Chief Gold Mines after processing at the
Concentrating Mill.   See "Item 1. Description of Business-
Concentrating Mill.-Trixie Mine." and "Item 6. Management's Discussion and Analysis or Plan of Operation.-(a) PLAN OF OPERATION-Trixie Mine."





Trixie Mine.

  Brief History Of Trixie Mine.

   The Trixie Mine, is located on the 2,554 acres of property that was acquired by registrant's wholly owned subsidiary, Chief Gold Mines, in 1996 upon the merger of South Standard Mining.
South Standard was one of the landowners who joined in a Unit Lease to lease various properties to Kennecott. The Trixie Mine property was included in the land contributed by South Standard Mining to the Unit Lease. Kennecott mined from the Trixie Mine for about ten years, producing gold and silver that were by-products from a flux material that Kennecott used in connection with refining its copper ores from Kennecott's Bingham Canyon mining operation in Utah.
In 1983, Kennecott sold its interest in the Unit Lease to Sunshine, who operated the Trixie Mine for about nine years,
producing similar ores for use as flux material.   The
Trixie Mine was received back by South Standard Mines in 1992 as a result of registrant's and South Standard's lawsuit against Sunshine. See "Burgin Mine-Brief History Of Burgin Mine.", above. South Standard continued shipping dump materials from the Trixie dump for several years after 1992, but it did not mine the Trixie Mine.

  Status of Trixie Mine

  In January 2000, workers entered the Trixie Mine and began the last phases of renovation necessary for actual mining. This renovation work has been substantially completed in anticipation of mining during the third quarter of 2000. Indications are that the orebodies in the Trixie Mine that Kennecott and Sunshine had mined can be extended, and Chief Gold will initiate its production from those new areas. During the period 1969 to 1992, Kennecott had reported to South Standard that it had mined 713,478 tons of flux ore, producing 150,048 ounces of gold and 4,670,289 ounces of silver. See "Item 1. Description of Business-Trixie Mine." and "Item 6. Management's Discussion and Analysis or Plan of Operation.-(a) PLAN OF OPERATION-Trixie Mine." See "Burgin Mine-Concentrating Mill", above, for description of how ores from the Trixie Mine will be treated at the Concentrating Mill.

Item 3.  Legal Proceedings.


None.


Item 4.  Submission of Matters to a Vote of Security
Holders.

  A Special Meeting in Lieu of Annual Meeting of registrant's shareholders was held on December 29, 1999.
The proposals voted upon at the meeting and the results of such voting were as follows:


(1) Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.
Management's slate of directors was elected at the meeting:

Management's Slate
of Directors Elected:       Votes Cast      Votes Withheld-
Name of Director            For*            Individuals     Broker Non-Votes

Christopher A. Arnold       4,010,733        5,005          3,318,091
Thomas Bruderman            4,015,738          -            3,318,091
William R. Dimeling         4,010,735        5,008          3,318,091
Paul Hines                  4,015,738          -            3,318,091
Robert E. Poll              4,015,738          -            3,318,091
Richard R. Schreiber        4,010,735        5,008          3,318,091
Leonard Weitz               3,936,350       79,383          3,318,091

(*Cumulative voting for Directors)
(2) Proposal to amend and restate the Articles of Incorporation of registrant, if the shareholders approved at the meeting the proposal to sell shares of a new class of convertible common stock, as set forth at Proposal (3). Proposal (2) was approved by the common shareholders and the preferred shareholders voting as separate classes at the meeting.


            Votes Cast     Votes    Abstentions    Broker
            For           Against   Individuals   Non-Votes

Common Stock 3,919,978    53,924        -          3,447,874
Preferred Stock  6,080         8        -             -

  Approval of Proposal (2) required that the votes cast in favor of Proposal (2) in each class exceed the votes cast in each class against Proposal (2).

(3) Proposal to approve the sale by registrant to Dimeling, Schreiber & Park of 3,500,000 shares of a new class of convertible common stock, together with the right to purchase an additional 5,000,000 shares, and approval of a stock purchase agreement, warrant agreement and registration rights agreement relating to the stock sale, if the shareholders approved at the meeting the proposal to amend and restate the Articles of Incorporation of registrant, as set forth at Proposal (2). Proposal (3) was approved by the common shareholders and the preferred shareholders voting as separate classes at the meeting.

           Votes Cast      Votes      Abstentions    Broker
           For            Against     Individuals    Non-Votes

Common Stock 3,923,145    54,164            -        3,447,874
Preferred Stock  6,080         8            -            -

  Approval of Proposal (3) required that the votes cast in favor of Proposal (3) in each class exceed the votes cast in each class against Proposal (3).

(4)  Proposal to approve the selection of the firm of Arthur
Andersen LLP as independent public accountants for registrant for the current fiscal year. Proposal (4) was approved by shareholders at the meeting:

       Votes Cast      Votes        Abstentions   Broker
          For         Against       Individuals   Non-Votes

       4,024,848       21,253            -        3,390,494

  Approval of Proposal (4) required that the votes cast in favor of Proposal (4) exceed the votes cast against Proposal
(4).



                           PART II




Item 5.   Market for Common Equity and Related Shareholder
Matters.

  The principal markets on which registrant's shares of common stock are traded are The NASDAQ Stock Market under the symbol CFCM and the Pacific Exchange, Inc. under the symbol CFC.


  High and low sales prices of registrant's common stock on The NASDAQ Stock Market for each quarterly period during the past two years are as follows:


1999 Market Price                         High      Low

First Quarter.....................        3-1/8     1-15/16
Second Quarter.....................       5-1/8     2
Third Quarter......................       4-7/8     2-3/4
Fourth Quarter.....................       4-1/8     1-3/4

1998 Market Price                         High      Low

First Quarter......................       5-5/8     3-5/8
Second Quarter.....................       5-1/16    3-3/8
Third Quarter.....................        3         1-7/16
Fourth Quarter................... ..      3-3/4     1-9/16

  Approximate number of holders of record of registrant's common stock as of March 15, 2000 - 2,000.

  No cash dividends were declared during the years 1999 and 1998.

     Sales Of Securities During 1999.

     Registrant sold shares of its capital stock to accredited investors during the year 1999 in private placements exempt from registration pursuant to Securities and Exchange Commission Regulation D under the Securities
Act of 1933, as set forth below:


Date                   Number Of     Price Per                    Proceeds
of Sale Stock Sold     Shares Sold   Share    Name of Purchaser  From Sale
3/16/99 Common            53,200     $1.75    Leon Atkind    $   93,000.00
4/2/99  Common           100,000      1.75    Alfred Feldman    175,000.00
5/12/99 Common           100,000      2.125   Leon Atkind       212,500.00
4/2/99  Common           400,000      2.50    Robert R. Hermann1,000,000.00
11/27/99 Preferred         6,000      2.00    Barbara H. Bruderman12,000.00
         Subtotal                                            $1,492,500.00

12/30/99 Convertible Common 3,500,000 2.00
Dimeling, Schreiber & Park  $7,000,000.00

     The per share selling prices set forth above were based upon the market price of the registrant's common stock on the date agreement was reached with each purchaser, reduced by a discount ranging up to approximately 25% given to reflect the fact that the shares were not freely transferrable and were subject to selling restrictions under Securities and Exchange Commission Rule 144 under the Securities Act of 1933.

     See "Item 12. Certain Relationships and Related Transactions." and pages 8 through 27 of registrant's "Proxy Statement ("Proxy Statement") dated November 30, 1999 for the Special Meeting In Lieu Of Annual Meeting Of Shareholders held December 29, 1999" for information concerning the sale of convertible common stock to Dimeling, Schreiber and Park, the voting and conversion rights of said shares, a warrant issued with the shares and registration rights granted by registrant to the holder of the shares. Said portion of the Proxy Statement is hereby incorporated herein by reference.

     The proceeds of $1,492,500 received by registrant from the sale of capital stock from March 16, 1999 to November 27, 1999, as detailed above, were used by registrant during 1999 primarily for the following purposes: to make advances to Tintic Utah Metals LLC, for rehabilitation of the Burgin Concentrator, for rehabilitation of the Apex No. 2 shaft and drilling programs; and for the rehabilitation of the Trixie Shaft. See "Item 2. Description of Property.-Burgin Mine.- Tintic Utah Metals' Use Of Advances Received From Registrant." Also in 1999, a portion of the proceeds received from the sale of the convertible common stock to Dimeling, Schreiber and Park on December 30, 1999 were used to pay a portion of the expenses relating to the stock purchase transaction and for other corporate purposes.

     During the first quarter of 2000, registrant used a portion of the proceeds received from the sale of the convertible common stock to Dimeling, Schreiber and Park to make advances to Tintic Utah Metals LLC, to pay the remaining expenses relating to the stock purchase transaction, including payment of the $150,000 cash portion of the finders fee to Clarence A. McGowan, and for other corporate purposes. See page 17 of Proxy Statement-"Finders Fee." See "Item 6. Management's Discussion and Analysis or Plan of Operation.-(a) PLAN OF OPERATION.-Cash Needs of Registrant." for description of anticipated use of remaining proceeds from the sale of convertible common stock to Dimeling, Schreiber and Park during the year 2000.

Item 6.   Management's Discussion and Analysis or Plan of
Operation.

(a)   PLAN OF OPERATION.

     Registrant had no revenues from mining operations during the year 1999 or during the period January 1, 2000 to March 15, 2000. Registrant's consolidated revenues of $39,634 in 1999 consisted of $12,953 in revenues from real estate sales and miscellaneous sources and $26,681 in revenues from interest. Registrant's consolidated revenues of $73,711 in 1998 consisted of $37,660 in revenues from real estate sales and miscellaneous sources and $36,051 in revenues from interest.

     Registrant's consolidated net loss for 1999 was $1,515,946 as compared to a consolidated net loss of $1,729,652 in 1998. The decrease of $213,706 in the loss for 1999 as compared to the loss in 1998 resulted primarily from a decrease in exploration and operating costs at registrant's Trixie Mine. Registrant's allocated full share of the loss for 1999 was in accordance with the Operating Agreement, due to certain advances made by registrant to Tintic Utah Metals during 1999.

  Cash Needs of Registrant.

  There are several factors to be determined during the remainder of year 2000 that will affect the future cash needs of registrant during and beyond the next twelve months. However, in terms of registrant's cash needs over the next twelve months, registrant presently anticipates that approximately $2,500,000 will be spent in connection with the ongoing projects at the Burgin Mine, Trixie Mine and other properties in which registrant has an interest. Registrant will also expend cash for its corporate overhead. Even if registrant does exercise its Option to purchase Korea Zinc's 25% membership interest in Tintic Utah for $2,000,000 by December 31, 2000, based upon the approximate $5,750,000 in cash and equivalents on hand at March 1, 2000, registrant expects to have sufficient cash to meet its cash needs over the next twelve months. See "Item 1. Description of Business.-Operating Agreement.-Registrant's Option To Purchase Korea Zinc's 25% Interest."

  If the Utah State Engineer approves registrant's application for appropriation of Burgin Mine water, registrant will first negotiate a contract for the building of the water treatment plant, so that it is unlikely that registrant would start expending funds for a feasibility study on the Burgin Mine during the year 2000. See "Item 1. Description of Business.-Tintic Utah Metals LLC.-Operating Agreement.-Registrant's Option To Purchase Korea Zinc's 25% Interest." and "Burgin Mine.", below. See "Item 1. Description of Business.- Projected Costs And Time Involving The Burgin Mine." for information on future cash needs if the Utah State Engineer approves registrant's water appropriation application.

  Trixie Mine:

  Processing of Trixie surface dump material at the Concentrating Mill will begin during the second quarter of 2000 and underground production of ores from the Trixie Mine will begin during the third quarter of 2000. No estimate can be given at this time as to the amount of ores to be mined from the Trixie Mine during the year 2000 or the revenues that would be received by Chief Gold Mines from the sale of the ores after the ores are processed at the Concentrating Mill. See "Item 1. Business of Registrant-Trixie Mine.-Concentrating Mill." and "Item 2. Description of Property-Trixie Mine."

  Burgin Mine.

  Registrant's application for the appropriation of Burgin Mine water is currently pending in the Office of the Utah State Engineer. If the application is approved, it will, among other things, provide Tintic Utah Metals with an environmentally sound dewatering method, if: the water treatment facility is built by U.S. Filter, or another water treatment company if the Letter of Intent is terminated; Tintic Utah Metals' completes a positive feasibility study and obtains long term financing from a banking or other lending institution to fund the mining project; and underground rehabilitation and construction work required for start-up of the Burgin Mine is completed. Registrant believes that the Utah State Engineer, after required public notice and hearing on the application, will render his decision on the application by the end of the Summer of 2000. Registrant does not believe that construction of the water treatment facility or registrant's work in connection with the feasibility study would begin during the year 2000, even if the Utah State Engineer approves the water application by the end of the Summer, since additional time will be required to negotiate the terms of a contract for the building of the facility and to plan for a final feasibility study. See "Cash Needs of Registrant.", above, and "Item 1. Description of Business.-Burgin Mine.-Letter Of Intent With U.S. Filter Corporation Subsidiary.- Registrant's Application For Appropriation Of Burgin Mine Water.-Projected Costs And Time Involving The Burgin Mine."

  No assurance can be given that the water appropriation application will be approved. If registrant's application for appropriation of Burgin Mine water is approved by the Utah State Engineer, no assurance can be given that a written agreement with U.S. Filter will be reached. If no written agreement is reached with U.S. Filter and the Letter of Intent is terminated, Tintic Utah Metals will discuss the construction of a water treatment plant with other companies in the water treatment business. If registrant's application for appropriation of Burgin Mine water is not approved by the Utah State Engineer, it is anticipated that the Letter of Intent would be terminated. Registrant has already initiated the first step toward achieving an alternative means for dewatering the Burgin Mine if such latter event were to occur, by the filing of an application with the Utah Division of Water Quality relating to the underground disposal of water, which application will be pursued by registrant if it becomes necessary to do so.

  Proposed Sale Of Real Estate For Development.

  As indicated at "Item 2. Description of Property.-
Property Owned By Registrant In The Main Tintic District.", registrant believes that approximately 6,000 acres of its Utah properties have the potential for residential and/or commercial development. Registrant believes that the 320 acres that were incorporated into the City limits of Eureka and are now subject to services provided by the City, will afford a means to registrant not only to receive revenues from the sales of that acreage, but to establish a market price for homes in the area on plots ranging in size from one-quarter acre to one acre. No offers have been received from residential or commercial developers to date that contained terms acceptable to registrant. Registrant is continuing to seek to interest real estate developers in developing buildable areas of its Juab County and Utah
County properties and to seek buyers of individual lots on the property that is now within the city limits of Eureka.


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

  None
                              PART III

Item 9.   Directors, Executive Officers, Promoters and
Control Persons; Compliance with Section 16(a) of the
Exchange  Act.

  The name and age of each of the registrant's directors and executive officers and the positions and offices with the registrant held by him are:

Name of
Registrant's
Directors(1) and                 Offices with  Term During Which
Executive Officers         Age   Registrant    Served in Office

Christopher A. Arnold      29    Director      Director since
                                               December 29, 1999.

Thomas Bruderman           57    Director      Director since
                                               December 29, 1999.

William R. Dimeling        58    Director      Director since
                                               December 29, 1999.

Paul Hines                 62    Director      Director since 1994.


Robert E. Poll             51    Director      Director since
                                               December 29, 1999.

Richard R. Schreiber       44    Director      Director since
                                               December 29, 1999.

Edward R. Schwartz         89   Secretary-Treasurer  Director from 1974 to 1999;
                                                     Secretary-Treasurer since
                                                     1979.

Leonard Weitz             70    Director; President,  Chairman and Chief
                                Chairman of the Board Executive Officer
                                and Chief Executive   since 1971;
                                Officer.              President 1971 to
                                                      1993 and 1996 to
                                                      present.

  (1) Each of the seven directors was elected to serve as a director for the ensuing year and until his successor is duly elected and qualified at the meeting of shareholders held on December 29, 1999.

The following is a brief account of the business experience during the past five years of each director and executive officer named above.

Christopher A. Arnold   A principal of Dimeling,Schreiber & Park, a private
                        investment partnership that makes private equity investments in a broad range of middle market companies, from September 1999 to present. Various positions with General Electric Capital Corporation, a diversified financial services company from prior to 1995 to September 1999.

Thomas Bruderman        Corporate communications consulting, investment
                        banking transactions and investment management conducted through Canterbury Companies Inc., as President, since prior to 1995.
                        Corporate communications consultant for the Company from 1996 to November, 1999.


William R. Dimeling     A principal of Dimeling, Schreiber & Park, a private
                        investment partnership that makes private equity investments in a broad range of middle market companies, since prior to 1995.

Paul Hines              Financial and management consultant,since priorto 1995.

Robert E. Poll          Financial and management consulting through
                        Poll Financial, LLC, as Managing Director,  since
                        January 1998; Managing Director of Lazard Freres &
                        Co. from July 1995 to December 1997 and General
                        Partner of Lazard Freres & Co. from prior to
                        January 1995 to June 1995- Manager of Public
                        Finance and Municipal Bond Departments and other investment banking activities; Trustee of Citizens Budget Commission of New York since 1997.

Richard R. Schreiber    A principal of Dimeling, Schreiber & Park, a private
                        investment partnership that makes private equity investments in a broad range of middle market companies, since prior to 1995.

Edward R. Schwartz      Secretary and Treasurer of registrant since 1979;
                        independent consultant since prior to 1995.

Leonard Weitz           Chairman and Chief Executive Officer of
                        registrant since 1971; President from 1971 to 1993 and 1996 to present.


  Registrant is not aware of any person who, at any time during the year 1999 was a director, officer or beneficial owner of more than 10 percent of registrant's common stock who failed to file on a timely basis, reports required by
Section 16(a) during 1999 or prior years.


Item 10.  Executive Compensation.

  The following information is presented concerning the compensation of Leonard Weitz, President, Chairman and Chief
Executive Officer of registrant, for each of registrant's last three completed fiscal years.

                 SUMMARY COMPENSATION TABLE

Name and                 Annual          Long-Term
Principal                Compensation    Compensation          All Other
Position            Year Salary          Awards-Options      Compensation

Leonard Weitz*      1999 $175,000(1)          -                   -
                    1998 $175,000(1)          -                   -
                    1997 $175,000(1)          -                   -

(1) During the years 1997, 1998 and 1999, Leonard Weitz received annual base salary of $175,000 under the terms of an employment agreement dated as of September 1, 1996. Under the terms of that employment agreement, Leonard Weitz was employed as Chairman, President and Chief Executive Officer of registrant for a five year period ending August 31, 2001 and would, in addition to the base salary, receive such bonuses as the Board of Directors of registrant determined. No bonuses were awarded to Leonard Weitz during 1997, 1998 or 1999. On February 16, 2000, the Board of Directors approved a new employment agreement that superceded and canceled the September 1, 1996 employment agreement. The new employment agreement between registrant and Leonard Weitz became effective as of January 1, 2000 and is for a five year term ending December 31, 2004. Under the terms of the new employment agreement, Leonard Weitz will continue to be employed as Chairman, President and Chief Executive Officer of registrant and he will receive an annual base salary of $225,000 and such bonuses as the Board of Directors of registrant may determine.


     OPTION GRANTS DURING FISCAL YEAR ENDED DECEMBER 31,
1999

  No stock options were granted by registrant to Leonard
Weitz during the fiscal year ended December 31, 1999.

             OPTION EXERCISES DURING FISCAL YEAR
          ENDED DECEMBER 31, 1999 AND OPTION VALUES
                     ON DECEMBER 31, 1999

  The following table contains, with respect to stock options held by Leonard Weitz, information as to options exercised during the year 1999, the aggregate dollar value realized upon exercise, the total number of unexercised options held on December 31, 1999 and the aggregate dollar value of the in-the-money, unexercised options held on December 31, 1999.

            Shares                                         Value of Unexercised
            Acquired or  Value     Number of Unexercised   in-the-money options
Name        Exercised    Realized  Options at 12/31/99(1)  at 12/31/99 (4)

Nonqualified:

Leonard Weitz None       None      120,000 (2)(3)           None

(1)  All options held are fully exercisable.
(2) The exercise prices per share and expiration dates of the options are as follows: 30,000 exercisable at $3.50, expiring December 9, 2003; 30,000 exercisable at $3.50, expiring September 18, 2004; and 60,000 exercisable at $7, expiring August 7, 2006.
(3)  Nonqualified stock options approved by shareholders.
(4) Values are calculated by subtracting the exercise price from the $2.688 per share closing price of the Company's common stock on The Nasdaq Stock Market on December 31, 1999.

Compensation of Directors

  Leonard Weitz, Chairman of the Board and Chief Executive
Officer of the Company, is employed through December 31, 2004 under an employment agreement dated as of January 1, 2000. See footnote (1) to "Summary Compensation Table", above, for further details concerning Leonard Weitz's current employment agreement.

  During 1999, each director who was not an officer of the Company received an annual fee of $5,000; no attendance fees were paid. Edward R. Schwartz, the Secretary-Treasurer of the Company, who was a director until December 29, 1999, did not receive a salary in 1999; he received a $10,000 annual fee in lieu of salary. Beginning January 2000, each director who is not an officer of registrant will receive an annual fee of $8,000.

  No stock options were granted by the Company to any directors during the fiscal year ended December 31, 1999 and no director exercised in 1999 any stock options held by him. See footnotes to "Item 11. Security Ownership of Certain Beneficial Owners and Management." for information as to stock options held by directors. Registrant has never issued any stock appreciation rights to its officers and directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

  (a) The following table shows as of March 15, 2000, stock ownership of all persons known to management, to be beneficial owners of more than 5% of the common stock of the registrant.

Name and Address of           Amount and Nature of        Percentage
Beneficial Owners             Beneficial Ownership          of Class

William E. Simon              564,600 shares (1)           7.04% (2)
310 South Street
Morristown, NJ 07962

Robert R. Hermann             492,500 shares               6.14% (2)
7701 Forsyth St.
Clayton, MO 63105

Dimeling, Schreiber & Park,as  3,500,000 shares (3)       30.37%
General Partner of Dimeling,
Schreiber & Park Reorganization
Fund II, LP
1629 Locust Street
Philadelphia, PA 19103


  (1) 314,600 shares owned directly by William E. Simon; 250,000 shares owned by a corporation in which Mr. Simon has shared power to direct the vote and disposition of the Company's shares held by the corporation by virtue of his ownership of voting stock in said corporation.

     (2)  Percentage based upon current number of
registrant's outstanding shares of common stock, without regard to the conversion rights of the holder of registrant's convertible common stock described at footnote
(3), below. If such convertible common shares were converted into shares of common stock by the holder, the percentage would be reduced below 5%.

  (3) Dimeling, Schreiber & Park, in its capacity as General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, a Delaware limited partnership, owns 3,500,000 shares of registrant's $0.50 par value convertible common stock. These shares are convertible into a like number of
registrant's common stock at no additional cost.   The
percentage shown is based upon the current number of registrant's outstanding shares of common stock together with the 3,500,000 shares of outstanding convertible common stock. Dimeling, Schreiber & Park, in its capacity as General Partner, also has the right to purchase an additional 5,000,000 shares of convertible common stock from registrant, which right to purchase expires December 31, 2002. If the additional 5,000,000 shares are purchased, the percentage would be increased to 51.44%. In addition, Dimeling, Schreiber & Park, in its capacity as General Partner, holds warrants to purchase additional shares of convertible common stock that expire December 31, 2004, however, it may not make purchases which would, assuming conversion of all convertible common stock, result in Dimeling, Schreiber & Park, in its capacity as General Partner, owning more than 68% of registrant's outstanding common stock. The holder of the convertible common stock has voting rights identical to the voting rights of the holders of registrant's common stock. See "Item 13. Certain Relationships and Related Transactions." for information concerning the acquisition of the convertible common stock and warrants by Dimeling, Schreiber & Park, in its capacity as General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP and directorships in registrant held by three principals of Dimeling, Schreiber & Park.

  (b) The equity securities of registrant beneficially owned by all directors and officers, and by directors officers of registrant as a group, as of March 15, 2000, are:

Title
of          Name and Address    Amount and Nature of        Percentage
Class       of Beneficial Owner of Beneficial Ownership*    of Class

Common Stock
$0.05 par value:

          Christopher A. Arnold**          200                 0%
          1629 Locust Street
          Philadelphia, PA 19103

          Thomas Bruderman              46,100 (1)           0.57%
          1573 Bronson Road
          Fairfield, CT 06430

          William R. Dimeling**            200                  0%
          1629 Locust Street
          Philadelphia, PA 19103

          Paul Hines                  130,000(2)             1.60%
          17 Trachelle Lane
          Charleston, SC  29407

          Robert E. Poll              150,000                1.87%
          225 West 86th Street
          New York, NY 10024

          Edward R. Schwartz          165,100(3)             2.03%
          500 Fifth Avenue
          New York, NY 10110


          Richard R. Schreiber**          200                  0%
          1629 Locust Street
          Philadelphia, PA 19103

          Leonard Weitz           189,010(4)(5)              2.32%
          500 Fifth Avenue
          New York, NY 10110

          Owned by all directors   680,810(6)                8.12%
          and officers as a group



Preferred
Stock, $0.50
Par value:  None

* Each director and officer has sole voting and investment power with respect to shares owned.

** Principal of Dimeling Schreiber & Park. See footnote (3) to part (a) of this "Item 11. Security Ownership of Certain Beneficial Owners and Management." and "Item 12. Certain Relationships and Related Transactions." for information concerning the acquisition of the convertible common stock and warrants by Dimeling, Schreiber & Park, in its capacity as General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP.

(1) Does not include 8,000 shares of common stock and 6,000 shares of preferred stock owned by Thomas Bruderman's wife, in which shares Thomas Bruderman disclaims any beneficial interest.

(2) Includes nonqualified stock options previously approved by the shareholders to purchase 120,000 shares held by Paul
Hines.  Also includes 10,000 shares held in IRA account.

(3) Includes nonqualified stock options previously approved by the shareholders to purchase 120,000 shares held by Edward R. Schwartz. Does not include 200 shares owned by Edward R. Schwartz's wife, in which shares Edward R.
Schwartz disclaims any beneficial interest.

(4) Includes nonqualified stock options previously approved by the shareholders to purchase 120,000 shares held by Leonard Weitz. Also includes 8,000 shares held in IRA account and 40,000 shares owned jointly with Leonard Weitz's wife.

(5) Does not include 20,000 shares owned by Leonard Weitz's wife, in which shares Leonard Weitz disclaims any beneficial interest.

(6) Includes options to purchase an aggregate of 360,000 shares as referred to at footnotes (2), (3) and (4), above. All options may be exercised by the directors or officers holding same within 60 days.

Item 12.  Certain Relationships and Related Transactions.

  At the Special Meeting In Lieu Of Annual Meeting Of
Shareholders of registrant held  December 29, 1999 ("the
shareholders meeting") , the shareholders approved, among
other things, a stock purchase agreement and a warrant.
Dimeling, Schreiber & Park, in its capacity as General
Partner of Dimeling, Schreiber & Park Reorganization Fund
II, LP, pursuant to the terms of the Stock Purchase
Agreement, purchased 3,500,000 shares of registrant's
convertible common stock on December 30, 1999 and has the
right to purchase an additional 5,000,000 shares on or
before December 31, 2002.   The warrant approved by the
shareholders gives Dimeling, Schreiber & Park, in its capacity as General Partner, to purchase additional shares of the convertible common stock , provided that its stock ownership does not exceed 68% of registrant's outstanding shares of common stock (assuming conversion of the convertible common stock into shares of common stock).

  The terms and conditions of the transaction with Dimeling, Schreiber & Park, including a description of the principal terms of the stock purchase agreement, the stock warrant agreement, a registration rights agreement and other aspects of the transaction are set forth at Proposals (2) and (3) described at pages 8 through 27 of registrant's Proxy Statement ("Proxy Statement") dated November 30, 1999 for the Special Meeting In Lieu Of Annual Meeting Of Shareholders held December 29, 1999. Registrant hereby incorporates by reference the aforesaid portion of the Proxy Statement relating to the transaction with Dimeling, Schreiber & Park. See "Item 4. Submission of Matters to a Vote of Security Holders" for information concerning the vote of the shareholders upon Proposals (2) and (3) at the shareholders meeting.

  William R. Dimeling, Richard R. Schreiber and Christopher
A. Arnold, directors of registrant, are general partners of Dimeling, Schreiber & Park. Since Dimeling, Schreiber & Park is acting in the stock purchase transaction in its capacity as the General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, each of the aforesaid three directors has a material interest in the transaction involving the sale of the convertible common stock by registrant, as described in the Proxy Statement. As of March 15, 2000, Dimeling, Schreiber & Park Reorganization Fund II, LP was the beneficial owner of 30.37% of registrant's common stock (assuming conversion of the convertible common stock into shares of common stock). See "Item 11. Security Ownership of Certain Beneficial Owners and Management."


Item 13.  Exhibits and Reports on Form 8-K.

  (a)   Description of Exhibits required to be filed by
Item 601 of Regulation S-B.

     (The numbers shown below next to each exhibit are keyed to Exhibit Table of Item 601 of Regulation S-B.)

     "2."  Not applicable.

     "3." Articles of Incorporation and By-laws:

       Registrant hereby incorporates by reference (i) registrant's Restated Articles of Incorporation that were annexed as Exhibit A to registrant's Proxy
       Statement For The Special Meeting In Lieu Of Annual
       Meeting Of Shareholders held December 29, 1999
       (Restated Articles approved at meeting); and (ii) registrant's By-laws previously filed with the Securities and Exchange Commission.

     "4." Not Applicable.

     "9." Not Applicable.

     "10." Material Contracts.

       A.  Operating Agreement ("Operating Agreement") of
       Tintic Utah Metals LLC dated as of July 17, 1996 by and among registrant, Akiko Resources (Utah) Inc.
       and KZ Utah, Inc., a copy of which was filed with the Securities and Exchange Commission by registrant as part of its 1996 Form 10-KSB report.

       B. First Amendment to Operating Agreement dated as of March 11, 1997 by and among registrant, Akiko Resources (Utah) Inc. and KZ Utah, Inc., a copy of which was filed with the Securities and Exchange Commission by registrant as part of its 1997 Form 10-KSB report.

       C. Second Amendment to Operating Agreement dated as of November 10, 1997 by and between registrant and KZ Utah, Inc., a copy of which was filed with the Securities and Exchange Commission by registrant as part of its 1997 Form 10-KSB report.

       D. Third Amendment to Operating Agreement dated as of October 1, 1998 by and between registrant and KZ
       Utah, Inc., a copy of which was filed with the Securities and Exchange Commission by registrant as part of its 1998 Form 10-KSB report.

       E. Fourth Amendment to Operating Agreement dated as of September 9, 1999 by and between registrant and KZ Utah, Inc., a copy of which is filed with this report and marked as Exhibit "A".

       F.  Articles of Organization of Tintic Utah Metals
       LLC, a copy of which was filed with the Securities and Exchange Commission by registrant as part of its 1996 Form
       10-KSB report.

       G.  Stock Purchase Agreement ("Stock Purchase
       Agreement") dated as of November 19, 1999 between registrant and Dimeling, Schreiber & Park, a copy of which was filed with the Securities and Exchange
       Commission by registrant as part of its Form 8-K report filed on December 1, 1999.

       H.  Registration Rights Agreement dated as of
       November 19, 1999 between registrant and Dimeling,
       Schreiber & Park, constituting Exhibit A to the
       Stock Purchase Agreement, a copy of which was filed with the Securities and Exchange Commission by registrant as part of its Form 8-K report filed on December 1, 1999.

       I.  Form of Warrant issued to Dimeling, Schreiber &
       Park by registrant dated as of November 19, 1999, constituting Exhibit B to the Stock Purchase
       Agreement, a copy of which was filed with the Securities and Exchange Commission by registrant as part of its Form 8-K report filed on December 1, 1999.

     "(11)" Not applicable.

     "(13)" 1999 Annual Report To Shareholders not yet
     furnished to shareholders as of the             filing
     date of this report.

     "(16)" Not applicable.

     "(18)" Not applicable.

     "(21)" A list of subsidiaries of registrant is filed with this report and marked as Exhibit
     "(B)".

     "(22)" Not applicable.

     "(23)" Not applicable.

     "(24)" Not applicable.

     "(27)" Not applicable.

     "(99)" Not applicable.

  (b)   Reports filed on Form 8-K.

  Form 8-K report dated November 30, 1999 was filed by registrant with the Securities and Exchange Commission of December 31, 1999, reporting that registrant had entered into a Stock Purchase Agreement, Warrant Agreement and Registration Rights Agreement with Dimeling Schreiber & Park and that said agreements would be submitted to the shareholders of registrant for their approval at a meeting of shareholders to be held December 29, 1999. See "Item 4. Submission of Matters to a Vote of Security Holders." and "Item 12. Certain Relationships and Related Transactions."





Safe Harbor Statement under the Private Securities
Litigation Reform Act of 1995:

This Form 10-KSB report contains statements which are not historical facts, such as anticipated production, exploration results and costs and therefore are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, expected or implied. These risks and uncertainties include, but are not limited to, the following: registrant's cash is not sufficient to complete the intended work and projects; even if the amount of cash available is sufficient to complete the work and projects, registrant is unable to initiate profitable mining activities at the Trixie Mine and/or mining from the Homansville area is not commercially feasible; registrant's application for appropriation of water from the Burgin Mine is rejected by the Utah State Engineer, necessitating registrant to seek alternative methods for dewatering the of the Burgin Mine; even if the water appropriation application is approved, if a water treatment facility is not built or if built, mining from the Burgin Mine is not commercially feasible; registrant is unable to obtain long term financing to fund the Burgin mining project if registrant's application for appropriation of water from the Burgin Mine is approved; Fund II does not exercise its right to purchase the additional 5,000,000 shares of convertible common stock by December 31, 2002 and, as a result, registrant is unable to continue any mining operations at the Trixie Mine or continue to seek development of the Burgin Mine and the Homansville area; registrant is unable to sell any of its real estate for residential or commercial use. Refer to registrant's Forms 10-QSB and its Proxy Statement dated November 30, 1999 for the Special Meeting In Lieu of Annual Meeting of Shareholders of registrant filed with the Securities and Exchange Commission.


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

Date                  March 29, 2000

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By /s/ Edward R. Schwartz
                    (Signature and Title)
                     Edward R. Schwartz
   Secretary and Treasurer, Principal Financial Officer and
                Principal Accounting Officer

Date                  March 29, 2000




By /s/ Christopher A. Arnold
                    (Signature and Title)
                    Christopher A, Arnold
                          Director

Date                  March 29, 2000


By /s/ Thomas Bruderman
                    (Signature and Title)
                         Thomas Bruderman
                                 Director

Date                  March 29, 2000



By /s/ William R. Dimeling
                    (Signature and Title)
                     William R. Dimeling
                          Director

Date                  March 29, 2000



By /s/ Paul Hines
                    (Signature and Title)
                         Paul Hines
                          Director

Date                  March 29, 2000


By /s/ Robert E. Poll
                           (Signature and Title)
                       Robert E. Poll
                          Director

Date                  March 29, 2000



By /s/ Richard R. Schreiber
                    (Signature and Title)
                    Richard R. Schreiber
                          Director

Date                   March 29,2000





CHIEF CONSOLIDATED MINING COMPANY
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF
DECEMBER 31, 1999 AND FOR THE YEARS
ENDED DECEMBER 31, 1999 AND 1998

TOGETHER WITH REPORT OF
INDEPENDENT PUBLIC ACCOUNTANTS








                Index to Financial Statements

              Chief Consolidated Mining Company

                                               Page
    Report of Independent Public                F-2
    Accountants
    Financial Statements:
        Consolidated Balance Sheet              F-3
        Consolidated Statements of              F-5
    Operations
        Consolidated Statements of              F-6
    Shareholders' Equity
        Consolidated Statements of Cash         F-7
    Flows
        Notes to Consolidated Financial         F-8
    Statements


    Schedules are omitted either because they are not required or because the required information is contained in the financial statements or notes thereto.







          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Chief Consolidated Mining Company:

We have audited the accompanying consolidated balance sheet of Chief Consolidated Mining Company (an Arizona corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended
December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the accompanying financial statements, approximately $8,456,009 of the assets of the Company consist of investments in mining claims and properties for which significant additional development costs must be incurred to bring these mining properties controlled by the Company into operation. The realization of these investments is dependent upon the ability of the Company and/or its joint venture partner to obtain the required capital to complete the development of these mining properties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chief Consolidated Mining Company and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the years ended
December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.





ARTHUR ANDERSEN LLP

March 7, 2000
Salt Lake City, Utah


     CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET
                 AS OF DECEMBER 31, 1999



                           ASSETS


CURRENT ASSETS:
 Cash and cash equivalents                      $6,901,234
 Other current assets                               20,833
Total current assets                             6,922,067

INVESTMENT IN CENTRAL STANDARD
CONSOLIDATED MINES                                  78,954

ADVANCES TO CENTRAL STANDARD
CONSOLIDATED MINES                                  30,650

MINING CLAIMS AND PROPERTIES, less accumulated
depletion of $1,215,692                          8,456,009

MACHINERY AND EQUIPMENT, less accumulated
depreciation of $144,599                           909,018

OTHER ASSETS                                       143,240

Total assets                                   $16,539,938

The accompanying notes to consolidated financial statements are an integral part this consolidated balance sheet.


     CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEET (Continued)
           AS OF DECEMBER 31, 1999



LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable                             375,906
 Accrued liabilities                         176,244
Total current liabilities                    552,150

ACCRUED RECLAMATION COSTS                    389,800

MINORITY INTEREST                          2,502,361

REDEEMABLE CONVERTIBLE COMMON STOCK,
3,500,000 shares issued and outstanding    3,104,059

COMMITMENTS AND CONTINGENCIES
(Notes 1 and 7)

SHAREHOLDERS' EQUITY:
Preferred stock, $0.50 par value;
1,500,000 shares authorized, 11,168
shares outstanding with a liquidation
value of $5,584                                5,584

Common stock, $0.50 par value; 20,000,000
shares authorized, 8,024,601 shares
outstanding, 16,441 shares held in treasury  4,012,301
with a zero cost

Additional paid-in capital                  15,007,199

Stock purchase rights                       3,321,747
 Deferred compensation                       (12,900)
 Notes receivable from shareholders          (79,470)
 Accumulated deficit                      (12,262,893)
Total shareholders' equity                  9,991,568
Total liabilities and shareholders' equity $16,539,938


The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                      1999        1998
REVENUES:
 Interest                          $ 26,681    $  36,051
 Land sales and other                12,953      37,660
        Total revenues               39,634      73,711
EXPENSES:
 General and administrative         934,225     807,131
 Exploration                        447,681     729,952
 Operating costs                    158,510     242,246
 Reclamation                            -        89,800
 Taxes other than income taxes       15,164      16,035
        Total expenses             1,555,580   1,885,164

NET LOSS BEFORE MINORITY INTEREST  (1,515,946)(1,811,453)

MINORITY INTEREST                       -        81,801

NET LOSS                          $(1,515,946)$(1,729,652)

REDEEMABLE CONVERTIBLE COMMON STOCK
DIVIDENDS:
 Beneficial conversion feature     (2,625,000)      -
 Eight percent stock dividend         (7,311)       -
 Accretion to redemption value        (4,127)       -

NET LOSS APPLICABLE TO COMMON
SHAREHOLDERS                    $(4,152,384) $(1,729,652)

NET LOSS PER COMMON SHARE
 (Basic and Diluted)             $   (0.54)  $    (0.26)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Basic and    7,687,966   6,645,151
Diluted)


The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.



CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                   Preferred Stock        Common Stock
                                 Shares     Amount       Shares    Amount

Balance at 12\31\97              5,200      $2,600      6,054,209 $3,027,105
Issuance of common stock
through private
placement at prices
ranging from $1.50 to
$3.25 per share, net               -          -         1,201,500    600,750
Issuance of common stock
consulting services for
$2.00 per share                    -          -             6,000      3,000
Amortization of deferred
compensation                       -          -             -           -
Payment on note receivable
from shareholder                   -          -             -           -
Deferred compensation
related to extension of
notes receivable from
shareholders related to                                                       )
a previous exercise of
stock options                     -           -             -           -
Conversion of preferred
shares into common              (32)         (16)           32           16
Net loss                         -             -             -          -

Balance at 12\31\98             5,168        2,584       7,261,741  3,630,871
                                                                              )
Issuance of preferred
stock through private
placement for $2.00 per
share                           6,000        3,000           -          -
Issuance of common stock
through private
placement at prices
ranging from $1.86
to $2.50, net                    -             -           750,860    375,430
Issuance of common stock
as payment for consulting
services for $2.00 per share     -             -             -           -
Issuance of stock purchase
rights for $2.00 per share       -             -             -           -
Amortization of deferred
compensation                     -             -             -           -
Payment on note receivable
from shareholder                 -             -             -           -
Deferred compensation
related to extension of
notes receivable from
shareholders related to                                                       )
the previous exercise of
stock options                   -              -             -           -
Net loss                        -              -             -           -
Balance at 12\31\99           11,168        $5,594      8,024,601  $4,012,301


CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (CONTINUTED)

                                     Additional      Stock
                                     Paid-In         Purchase      Deferred
                                     Capital         Rights      Compensation

Balance at 12\31\97                 $11,720,607      $   -       $  (21,089)
Issuance of common stock through
private placement at prices
ranging from $1.50 to $3.25
per share, net                        1,908,950          -            -
Issuance of common stock as
payment for consulting
services for $2.00 per share             15,750          -            -
Amortization of deferred compensation     -              -           23,239
Payment on note receivable from
shareholder                               -              -            -
Deferred compensation related to
extension of notes receivable from
shareholders related to a previous
exercise of stock options               15,050           -          (15,050)
Conversion of preferred shares
into common                              -               -             -
Net loss                                 -               -             -

Balance at 12\31\98                   13,660,657         -          (12,900)

Issuance of preferred stock through
private placement for $2.00 per share      9,000         -             -
Issuance of common stock through
pricate placement at prices ranging
from $1.86 to $2.50, net               1,288,820         -             -
Issuance of common stock as payment
for consulting services for $2.00
per share                                 33,972         -             -
Issuance of stock purchase rights
for $2.00 per share                        -        3,321,747          -
Amortization of deferred compensation      -             -            15,050
Payment on note receivable from
shareholder                                -             -             -
Deferred compensation related to
extension of notes receivable from
shareholders related to the previous
exercise of stock options                15,050          -           (15,050)
Net Loss                                   -             -             -

Balance at 12\31\99                 $ 15,007,199   $ 3,321,747     $ (12,900)


CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (CONTINUED)

                                            Notes
                                           Receivable
                                            From            Accumulated
                                          Shareholders        Deficit
Balance at 12\31\97                         $(87,500)          $(9,017,295)

Issuance of common stock through private
placement at prices ranging from $1.50 to
$3.25 per share, net                             -              -
Issuance of common stock as payment for
consulting services for $2.00 per share          -              -
Amortization of deferred compensation            -              -
Payment on note receivable from shareholder    5,130            -
Deferred compensation related to extension of
notes receivable from shareholders related to
a previous exercise of stock options             -              -
Conversion of preferred shares into common       -              -

Net Loss                                         -            (1,729,652)

Balance at 12\31\98                         (82,370)         (10,746,947)

Issuance of preferred stock through private
placement for $2.00 per share                    -              -
Issuance of common stock through private
placement at prices ranging from $1.86 to
$2.50, net                                       -              -
Issuance of common stock as payment for
consulting services for $2.00 per share          -              -
Issuance of stock purchase rights for
$2.00 per share                                  -              -
Amortization of deferred compensation            -              -
Payment on note receivable from shareholder   2,900             -
Deferred compensation related to extension
of notes receivable from shareholders
related to the previous exercise of stock
options                                          -              -

Net Loss                                         -        (1,515.946)

Balance at 12\31\99                        $(79,470)    $(12,262,893)

The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.





     CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                          1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $(1,515,946)    (1,729,652)
Adjustments to reconcile net loss to
net cash used in operating activities:
Noncash expense related to reclamation      -               89,800
liability
Amortization of deferred compensation        15,050         23,239
Gain on sale of real estate                 (12,703)       (36,660)
Issuance of common stock for services        39,972         18,750
(Increase) decrease in accounts               4,486         (1,561)
receivable
Increase in other assets                    (20,833)       (95,739)
Increase (decrease) in accounts             315,246        (14,296)
payable
Increase in accrued liabilities             144,801         15,843
Net cash used in operating activities    (1,029,927)    (1,730,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mining property development costs         (137,990)       (185,980)
Purchase of property and equipment        (868,519)        (25,336)
Payments on note receivable from             2,900           5,130
shareholder
Loss on investment in affiliate              1,007             -
Advances to affiliate                       (4,000)         (1,500)
Net cash used in provided by investing
activities                              (1,006,602)       (207,686)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net proceeds from sale of preferred         12,000            -
stock
Net proceeds from sale of common stock   1,664,250       2,509,700
Net proceeds from sale of redeemable
convertible common stock and stock       6,425,806            -
purchase rights
Change in minority interest                    254         (81,801)
Net cash provided by financing           8,102,310       2,427,899
activities

NET INCREASE IN CASH AND CASH
EQUIVALENTS                              6,065,781         489,937

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR                                    835,453         345,516

CASH AND CASH EQUIVALENTS AT END OF
YEAR                                    $6,901,234        $835,453



The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.


CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          (1)  NATURE OF OPERATIONS AND INVESTMENTS
Chief Consolidated Mining Company ("Chief") was incorporated in the state of Arizona in 1909. The Company currently is the owner of or has vested interests in approximately 19,000 acres of patented mining property in the Tintic Mining Districts in Utah County and Juab County, Utah. Chief and its subsidiaries (collectively, the "Company") operate as a mineral resource company actively engaged in the exploration and development of their mining claims and properties.

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

     During October 1998, an additional amendment to the operating agreement was signed which granted to the Company an option to purchase Korea Zinc's 25 percent ownership for
   $2,000,000. This option expires on December 31, 2000. During the option period, Korea Zinc is not required to make any advances to Tintic or to repay to the Company 25 percent of the advances made by the Company. During the portion of the option period from October 1, 1998 to December 31, 1999,
 Chief advanced a net amount of approximately $2,400,000 to
  Tintic. Should the Company exercise its option and then subsequently sell all or a portion of the acquired ownership to a third party at a net selling price in excess of $80,000 for each 1 percent membership interest sold, Korea Zinc is entitled to 50 percent of the gain. If the option expires without exercise, all future transactions are covered under previous terms of the operating agreement. These previous terms include a requirement that the Company and Korea Zinc make additional capital contributions to fund approved programs and budgets in proportion to their respective percentages in Tintic.  The failure of a member to meet its contribution requirement could result in the dilution of
             that member's percentage interest.

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

             Central Standard Consolidated Mines
The Company owns approximately 23 percent of the outstanding capital stock of Central Standard Consolidated Mines.

                         Operations
   During the years ended December 31, 1999 and 1998, the Company has not generated significant revenues and has incurred net losses.  The Company's operating activities
   used $1,029,927 and $1,730,276 of cash during the years ended December 31, 1999 and 1998, respectively. Significant additional development costs must be incurred to bring the
       Company's Burgin ore body, with a book value of approximately $6,857,000 at December 31, 1999, into operation.  Also required will be the approval by the Utah
       State Engineer of the Company's application for appropriation of water from the Burgin Mine. The application is currently pending before the Utah State
                   Engineer for approval.

  The Company's unrecovered investment in mining claims and properties, net of applicable depletion, is $8,456,009 as of
 December 31, 1999, representing approximately 51 percent of total assets. The realization of these investments is dependent upon the ability of the Company to continue to obtain the required capital to complete the development of
                  these mining properties.

 The extent to which the Company will be able to continue to fund its activities on its own property and to make additional advances to Tintic will depend primarily upon the
  Company's ability to raise necessary funding. At December
   31, 1999, the Company had cash and cash equivalents of
    $6,901,234. At such time as funds are needed by the Company, it will seek to provide necessary funding through the sale of common stock in a private placement and/or the sale of real estate for commercial and residential
                        development.

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

  The following represents the Company's mineral claims and
      properties and related accumulated depletion and depreciation as of December 31, 1999:

       Land and mining claims        $3,869,116
       Buildings and equipment          123,335
       Mine development               5,679,250
       Accumulated depletion and     (1,215,692)
       depreciation
                                     $8,456,009

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

                      Reclamation Costs
  The Company provides for reclamation costs and penalties when the responsibility for reclamation is probable and the amount of associated costs is reasonably estimble. Under the Company's current operating environment, the timing of reclamation accruals typically coincides with the completion of feasibility studies or commitments to a plan of action.
  Reclamation liabilities are accrued based on estimates of
                known environmental exposure.

                        Income Taxes
The Company follows the provisions of Statement of Financial
   Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of currently
                      enacted tax laws.

                  Cash and Cash Equivalents
  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three or fewer months to be cash equivalents.
  Instruments with maturities in excess of three months are specifically identified on the balance sheet. The Company's investments at December 31, 1999 and 1998 consist of U.S.
         Treasury Bills with short-term maturities.

             Fair Value of Financial Instruments
  The book value of all financial instruments approximates fair value. The estimated fair values have been determined using appropriate market information and valuation
                       methodologies.

                  Net Loss Per Common Share
   Basic net loss per common share ("Basic EPS") excludes
    dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the year.  Diluted net loss per common share ("Diluted EPS")
  reflects the potential dilution that could occur if stock options were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share. All common stock equivalents were excluded from the calculation of Diluted
 EPS for the years ended December 31, 1999 and 1998 because
  they would have been antidilutive, thereby decreasing the
                 net loss per common share.

    At December 31, 1999 and 1998, there were outstanding options to purchase 400,000 and 580,000 shares of common stock, respectively, that were excluded from the Diluted EPS calculation.

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

              Recent Accounting Pronouncements
   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during calendar 2001. The Company does not expect this statement to have a material impact on the Company's results of operations, financial position or liquidity.

                     (3)  CAPITALIZATION
  On December 29, 1999, the Company's shareholders approved the sale and issuance of 3,500,000 shares of a new class of redeemable convertible common stock to Dimeling, Schreiber &
 Park ("DS&P"), the general partner of Dimeling, Schreiber &
    Park Reorganization Fund II, LP ("Fund II"), and the granting to DS&P the right to purchase an additional 5,000,000 shares of non-redeemable common stock. On
December 30, 1999, the Company sold to DS&P 3,500,000 shares of the Company's redeemable convertible common stock for $7,000,000. DS&P also received the right to purchase an additional 5,000,000 shares of non-redeemable convertible common shares. The redeemable convertible common shares carry a dividend rate of 8 percent which is payable in non-redeemable convertible common stock of the Company (based on the number of issued convertible common shares). The shares of redeemable convertible common stock have a liquidation
    value preference equal to $2.00 per share on or after December 1, 2003 if DS&P has not exercised its right to purchase the 5,000,000 additional shares. The liquidation value preference of the redeemable convertible common stock is subordinate to a prior $.50 per share liquidation value of the Company's preferred shares.

 In connection with the DS&P transaction, the Company agreed to pay a finders fee comprised of $150,000 in cash and 70,000 shares of common stock with a fair market value of
$192,500 as of December 30, 1999.  Additionally, the Company
    paid $231,694 in other direct costs of the offering, resulting in net proceeds of $6,425,806. The net cash proceeds were $6,618,306.

The net proceeds from the sale of the redeemable convertible common stock has been allocated between the redeemable convertible common stock and related stock purchase rights based upon their relative fair values at the date of the stock purchase agreement. The Company has estimated the value of the convertible redeemable common stock based on the fair value of the common stock as of December 30, 1999.
  The Company has estimated the value of the stock purchase rights issued in connection with the sale of the redeemable convertible common stock based upon a Black-Scholes option pricing model with the following assumptions: risk free rate
   5.75 percent; expected dividend yield of zero percent; expected life of 3 years, and expected volatility of 133 percent.

     On December 30, 1999, the quoted stock price of the Company's common stock was $2.75 per share which is greater than the $2.00 per share price of the redeemable convertible common shares issued, resulting in a beneficial conversion
   feature. The redeemable convertible common shares are convertible into common shares immediately upon issuance.
The intrinsic value of the beneficial conversion feature has been recorded as a dividend to the redeemable convertible common shareholders at the date of issuance. Due to the
Company's accumulated deficit, the dividend has been charged against additional paid-in capital.

The accretion of the redeemable convertible common shares is being amortized on a straight-line basis utilizing the
    difference between the carrying value at the date of issuance and the redemption price of $7,000,000 at December 30, 2003. The straight-line basis is assumed to reasonably approximate the effective interest method. The Board of Directors of the Company authorized the issuance of common stock in exchange for preferred stock on a share-for-share basis if elected by the preferred stockholders. Preferred shares obtained by the Company in the exchange are retired. During 1998, 32 preferred shares were exchanged for common shares.

    The shares of preferred stock and common stock of the Company have equal right to receive dividends, to vote, and in all other respects except that upon liquidation the preferred shares are entitled to a preferential payment of
                      $0.50 per share.

During 1999, the Company sold 6,000 shares of it's preferred stock at a price of $2.00 per share.

    During 1999 and 1998, the Company issued 750,860 and
   1,201,500 shares of common stock respectively, through private placement. The stock was issued at prices ranging from $1.86 to $2.50 in 1999 and $1.50 to $3.25 in 1998 net of applicable finders' fees.

  During 1999 and 1998, the Company issued 12,000 and 6,000
    shares, respectively, of common stock to an entity as payment for professional services rendered in connection with providing consulting services to the Company.  The
     shares were valued based on the market price of the Company's common stock on the dates the services were completed.

                     (4)  STOCK OPTIONS
  The Company applies APB Opinion 25 ("APB 25") and related
      interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. Accordingly, no compensation cost has been recognized for stock options granted to officers, directors and other key employees because the exercise price was equal to or greater than the market price of the Company's common stock on the measurement date. Had compensation cost been determined based on the fair value at the grant date for awards consistent with the method required by SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated
                           below:

                                        1999        1998
Net loss:             As reported    $(1,515,946)  (1,729,652)
                      Pro forma       (1,190,946)  (1,797,252)

Net loss per common   As reported    $    (.54)    $(0.26)
   share:
                      Pro forma           (.50)     (0.27)

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

 During 1999 and 1998, the Company extended the term of the notes until December 31, 2000 and 1999, respectively. These extensions created new measurement dates for financial
    reporting purposes and generated additional deferred compensation for each year. During each of the years ended
  December 31, 1999 and 1998, $15,050 of expense related to the amortization of the deferred compensation was recognized in the accompanying statements of operations.

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

During 1998, the Board of Directors approved the granting of nonqualified stock options for the purchase of 20,000 shares of common stock to the Executive Director of a subsidiary.
   These options have an exercise price of $4.63 per share (which was the market price on the date of grant) and expire in March 2003.  No options were granted during 1999.

A summary of the status of the nonqualified stock options at December 31, 1999 and 1998 and changes during the years then ended is presented in the table and narrative below:

                             1999                1998
                                Weighted            Weighted
                                Average             Average
                       Shares   Exercise            Exercise
                                 Prices    Shares    Prices
Outstanding at
beginning of year     570,000   $ 5.31    550,000   $ 5.33

Granted                  -         -       20,000      -

Forfeited            (170,000)    5.75       -        4.63

Outstanding at end    400,000     5.12    570,000     5.31
of year

Exercisable at end    400,000             570,000     5.31
of year

Weighted average
fair value of                     -                   3.38
options granted

    Of the 400,000 options outstanding and exercisable at December 31, 1999, 200,000 have an exercise price of $3.50, with a weighted average remaining contractual life of 4.43 years. The remaining 200,000 options have exercise prices ranging between $4.62 and $7.00, with a weighted average exercise price of $6.74 and a weighted average remaining contractual life of 6 years.

                     Other Stock Options
 In addition to the incentive and nonqualified stock options previously discussed, the Company has granted stock options to outside parties for consulting services. During 1998, the Company had 10,000 options outstanding at an exercise price of $7.00.  During 1999, 10,000 options expired.

                      (5)  INCOME TAXES
 The income tax provisions for 1999 and 1998 differ from the amounts computed by applying the statutory federal income tax rate to the loss before provision for income taxes as follows:

                                     1999       1998
    Statutory federal income tax  (35.0)%    (35.0)%
    rate
   State income taxes, net of     (3.3)%     (3.3)%
    federal benefit
    Nondeductible expenses        -  %       -  %
    Valuation allowance           38.3%      38.3%
    Effective income tax rate     -  %       -  %

  The tax effects of temporary differences and the related valuation allowance against the deferred income tax assets as of December 31, 1999 were as follows:

   Deferred income tax assets:
   Net operating loss carryforward          $3,407,514

   Mine exploration costs capitalized for      578,440
    tax purposes

   Future deductible expenses related to
    issuance of common stock options           219,845

   Future deductible expenses related to       149,099
    reclamation

   Book over tax depreciation                   26,777
   Other                                         1,835
   Total deferred income tax assets          4,383,510
   Valuation allowance                      (4,198,928)
   Deferred income tax assets, net of
    valuation allowance                        184,582
   Deferred income tax liability:
   Amortization of development costs          (184,582)
   Net deferred income taxes                $     -

  The Company has net operating loss carryforwards ("NOLs")
     for federal tax reporting purposes of approximately
          $8,900,000.  The NOLs expire as follows:

               Year of Expiration       Amount

                1999                     245,953
                2000                     192,858
                2001                     232,305
                2002                     197,762
                2003                     133,291
                2004                     204,917
                2005                     510,052
                2006                     256,031
                2007                     181,150
                2008                     772,649
                2009                     929,998
                2010                   1,283,903
                2011                   1,037,582
                2012                     647,738
                2018                     992,470
                2019                   1,089,875

             Total NOL's              $8,908,534


The Internal Revenue Code contains provisions that reduce or limit the availability and utilization of net operating loss carryforwards if certain changes in ownership have taken place or will take place. During 1998 and 1999, changes in the ownership of the Company may have resulted in limitations on all pre-existing net operating loss carryforwards of the Company. As a result, management estimates that all of the Company's net operating loss carryforwards may be limited to utilization of an annual amount not to exceed the value of the Company on the date the Company exceeded the specified levels of allowable changes in ownership multiplied by the Federal long-term tax-
 exempt rate at that date. If the annual limited amount is unutilized in any particular year, it remains available on a cumulative basis through the expiration date of the applicable net operating loss carryforwards.

               (6)  RELATED-PARTY TRANSACTIONS
  As discussed in Note 4, the Company loaned $50,000 to an officer and $37,500 to an employee who are also shareholders of the Company.  The loan to the officer bears interest at
    the prime rate (8.5 percent at December 31, 1999) and interest is payable quarterly. The loan to the employee is noninterest bearing. At December 31, 1999, the remaining principal balance is $79,670. These notes receivable are secured by certain shares of the Company's common stock and are reflected as a component of shareholders' equity in the accompanying consolidated balance sheet.

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

   Tintic would become liable for environmental aspects of future operations on the Tintic properties, subject to applicable law. The Company is currently seeking the approval by the Utah State Engineer of the Company's application for appropriation of water from the Burgin Mine as the Burgin ore body is located beneath the water table. The application is currently pending before the Utah State
                   Engineer for approval.

  During 1998, Tintic assumed a reclamation obligation from
   the previous operator of the Burgin ore body. In prior years, Tintic reimbursed the previous operator for their costs of maintaining the reclamation bond in order to facilitate Tintic's continued development of the mines. As management believed the transfer was probable, Tintic recorded an estimated liability of $300,000 in 1997, for the existing liability on the Burgin property.  Upon the
     completion of the transfer during 1998, management determined that the accrued liability should be increased to $350,000. Management believes that this liability will only become due when all mining efforts have been abandoned on
                    the Burgin property.

The Company also holds a small mining permit and reclamation obligation in connection with its Chief Gold properties. During 1998, the Company recorded an estimated liability of
   $39,800 in connection with this obligation. Management believes that this liability will only become due when all mining efforts have been abandoned on the Chief Gold
                         properties.

                      Operating Leases

     In March 1997, the Company signed a long-term, non-cancelable operating lease for its New York City office space.  The lease expires on May 31, 2001.  Lease payments
                    are $1,850 per month.

 Future minimum lease payments under these leases are due as follows:

           Year ending December 31,
                 2000               $22,200

                 2001                 9,250
                                    $31,450


                          EXHIBIT A


         FOURTH AMENDMENT TO TINTIC UTAH METALS LLC
                     OPERATING AGREEMENT

     This Fourth Amendment to the Tintic Utah Metals LLC
Operating Agreement (this "Amendment") is made and entered into as of the 9th day of September, 1999 by and between CHIEF CONSOLIDATED MINING COMPANY, an Arizona corporation
("Chief") and KZ UTAH, INC., a Delaware corporation ("Korea
Zinc").

                          Recitals

     A. The parties hereto are the remaining parties to that certain Operating Agreement of Tintic Utah Metals LLC, dated as of July 17, 1996, as previously amended on March
11, 1997,  November 10, 1997 and October 1, 1998 (the
"Operating Agreement") and are all of the Members of Tintic
Utah Metals LLC, a Colorado limited liability company
("Tintic Utah").

     B. Chief is vested with a 75% Membership Interest in Tintic Utah; Korea Zinc is vested with a 25% Membership
Interest in Tintic Utah.

     C. Chief and Korea Zinc desire to further amend the Operating Agreement so as to extend the time period to December 31, 2000, within which time period Chief shall have the right to exercise the Option granted to it by Korea Zinc under the Third Amendment dated October 1, 1998 to the Operating Agreement, to purchase Korea Zinc's entire 25% Membership Interest in Tintic Utah.

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


     2. Extension of Option. The time period during which Chief shall have the right to exercise the Option to purchase from Korea Zinc the entire 25% Membership Interest owned by Korea Zinc in Tintic Utah under Section 18.21 of
Article XVIII of the Operating Agreement, which Section
18.21 was added to the Operating Agreement under the terms of the Third Amendment dated October 1, 1998 to the Operating Agreement, is hereby extended from October 15, 1999 to December 31, 2000. Accordingly, Section 18.21, which defined the Option Period as being from October 1, 1998 to October 15, 1999, is hereby amended so as to change the Option Period to be from October 1, 1998 to December 31, 2000. Except with respect to said Option Period, as amended herein, all the other terms and provisions of said Section
18.21 shall remain in full force and effect.

     3. Certain Provisions In Effect During Option Period. Section "3" of the Third Amendment dated October 1, 1998 to the Operating Agreement is hereby amended by deleting the date "October 15, 1999" and substituting the date "December 31, 2000" in its place and stead, and by deleting the date "October 16, 1999" and substituting the date "January 1, 2001" in its place and stead. Except with respect to the aforesaid changes is dates, as amended herein, all the other terms and provisions of said Section "3" of the Third Amendment dated October 1, 1998 to the Operating Agreement shall remain in full force and effect.

     4.  Operating Agreement, As Previously Amended, Remains
In Effect.   Except as expressly set forth in this
Amendment, the terms and conditions of the Operating Agreement, as previously amended, shall remain in full force and effect in accordance with their terms. The headings in this Amendment are inserted for convenience only and are in no way intended to describe, interpret, define, or limit the scope, extent or intent of this Amendment or any provision hereof.

     Executed to be effective as of the date first above written.

TINTIC UTAH METALS LLC
    MEMBERS:

CHIEF CONSOLIDATED
MINING COMPANY                                     KZ UTAH, INC.

By: _____________________                   By: ______________________
Leonard Weitz
Chairman and President


EXHIBIT B


Subsidiaries of Chief Consolidated Mining Company



                                       State of Incorporation
          Name of Subsidiary*          or Organization
Tintic Utah Metals LLC                 Colorado
Chief Gold Mines, Inc.                 Delaware
American Star Mining Company           Utah
Eagle & Blue Bell Mining Company       Utah
East Crown Point Consolidated Mining Co Utah
Eureka Mines Company                   Utah



_____________
*Each subsidiary does business under the same name as shown above.


                          EXHIBIT C
              Chief Consolidated Mining Company
                   Financial Data Schedule
                      December 31, 1999


                                                        1999
5-02 (1)        Cash and cash items                 6,901,234
5-02 (2)        Marketable securities                     -
5-02 (3)(a)(1)  Notes and accounts                        -
5-02 (4)        Allowances for doubtful accounts          -
5-02 (6)        Inventory                                 -
5-02 (9)        Total current assets                6,922,067
5-02 (13)       Property, plant and equipment      10,725,318
5-02 (14)       Accumulated depreciation            1,360,291
5-02 (18)       Total assets                       16,539,938
5-02 (21)       Total current liabilities             552,150
5-02 (22)       Bonds, mortgages and similar debt        -
5-02 (28)       Preferred stock - mandatory redemption   -
5-02 (29)       Preferred stock - no mandatory redemption-
5-02 (30)       Common stock                        4,012,301
5-02 (31)       Other stockholders' equity          5,979,267
5-02 (32)       Total liabilities and
                stockholders' equity               16,539,938


                                                      1999
5-03(b)1(a)     Net sales of tangible products          -
5-03 (b) 1      Total revenues                       39,634
5-03 (b) 2      Cost of tangible goods sold             -
5-03 (b) 2      Total costs and expenses
                applicable to sales and
                revenues                                250
5-03 (b) 3      Other costs and expenses          1,555,580

5-03 (b) 5      Provision for doubtful
                accounts and notes                     -
5-03 (b)(8)     Interest and amortization
                of debt discount                       -
5-03 (b)(10)    Income before taxes and
                other items                        1,515,946
5-03 (b)(11)    Income tax expense                     -
5-03 (b)(14)    Income/loss continuing
                operations                         1,515,946
5-03 (b)(15)    Discontinued operations                -
5-03 (b)(17)    Extraordinary items                    -
5-03 (b)(18)    Cumulative effect-changes              -
                in accounting principles
5-03 (b)(19)    Net income or loss                 1,515,946
5-03 (b)(20)    EPS - primary                           0.54
5-03 (b)(20)    EPS - fully diluted                     0.54