Form 10QSB
period 2000-03-31
CHIEF CONSOLIDATED MINING CO
filed 2000-05-24
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

  x Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.

       Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from                    to



Commission File Number 1-1761


CHIEF CONSOLIDATED MINING COMPANY (Exact name of Small Business Issuer as Specified in Its Charter)


            Arizona                                87-0122295
(State or other jurisdiction                (I.R.S. Employer ID. No.)
of incorporation or organization)



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

        YES    X                    NO

Class                               Outstanding at May 1, 2000

Common Stock $0.50 par value                              8,024,601
----------------------------

Redeemable Convertible Common Stock $0.50 par value              3,500,000
---------------------------------------------------



PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CHIEF CONSOLIDATED MINING COMPANY
                             AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF MARCH 31, 2000
                                    (Unaudited)

                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                              $    5,284,312
  Other current assets                                           50,608
                                                         ---------------

        Total current assets                                  5,334,920


INVESTMENT IN CENTRAL STANDARD                                   78,954
CONSOLIDATED MINES
ADVANCES TO CENTRAL STANDARD
CONSOLIDATED MINES                                               30,650
MINING CLAIMS AND PROPERTIES, less accumulated
depletion of $1,215,692                                       8,456,409
MACHINERY AND EQUIPMENT, less accumulated
depreciation of $144,599                                      1,584,286
OTHER ASSETS                                                    143,240
                                                         ===============

Total assets                                             $  15,628,459
                                                         ===============


The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated balance sheet.


                        CHIEF CONSOLIDATED MINING COMPANY
                             AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                             AS OF MARCH 31, 2000

                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                   $      246,531
  Accrued liabilities                                        37,525
                                                     ---------------

        Total current liabilities                           284,056
                                                     ---------------

ACCRUED RECLAMATION COSTS                                   389,800
                                                     ---------------

MINORITY INTEREST                                         2,502,361
                                                     ---------------

REDEEMABLE CONVERTIBLE COMMON STOCK,
    3,500,000 shares issued and outstanding               3,428,721
                                                     ---------------


SHAREHOLDERS' EQUITY:
  Preferred stock, $0.50 par value; 1,500,000 shares authorized, 11,168 shares outstanding with a liquidation
    value of $5,584                                                       5,584
  Common stock, $0.50 par value; 20,000,000 shares authorized,
    8,024,601 shares outstanding, 16,441 shares held in treasury
    with a zero cost                                                  4,012,301

   Additional paid-in capital                                        14,682,537
  Stock purchase rights                                               3,321,747
  Deferred compensation                                                  (9,675)
  Notes receivable from shareholders                                    (78,170)
  Accumulated deficit                                               (12,910,803)
                                                                 ---------------

        Total shareholders' equity                                    9,023,521
                                                                 ===============

             Total liabilities and shareholders' equity          $   15,628,459
                                                                 ===============


The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated balance sheet.


                        CHIEF CONSOLIDATED MINING COMPANY
                                AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                   For the Three Months Ended
                                                 March 31, 2000   March 31, 1999


REVENUES:
   Interest                                          $  66,663        $   6,058
   Land sales and other                                  6,517            1,556
                                                     ---------        ---------
                                                     ---------        ---------

            Total revenues                              73,180            7,614
                                                     ---------        ---------
                                                     ---------        ---------

EXPENSES:
   General and administrative                          406,837          219,170
   Mining property operating and
      exploration costs                                291,023          219,457
    Taxes other than income taxes                       23,230           22,196
                                                     ---------        ---------
                                                     ---------        ---------

            Total expenses                             721,090          460,823
                                                     ---------        ---------
                                                     ---------        ---------


NET LOSS                                             $(647,910)       $(453,209)
                                                     ---------        ---------
                                                     ---------        ---------
REDEEMABLE CONVERTIBLE COMMON
STOCK DIVIDENDS:

Eight percent stock dividend                          (183,750)          -
Accretion to redemption value                         (324,662)          -
                                                     -----------     ---------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS         $  1,156,322      $(453,209)


NET LOSS PER COMMON SHARE
   (Basic and Diluted)                              $    (0.14)    $   (0.06)
                                                     ---------        ---------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                           8,024,601        7,270,075
(Basic and Diluted)
                                                     ---------        ---------


The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated financial statement.



               CHIEF CONSOLIDATED MINING COMPANY
                        AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                  Increase (Decrease) in Cash

                                             For the Three Months Ended
                                             March 31, 2000 March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(647,910)  $(453,209)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                    9,850       4,817
      Amortization of deferred compensation           3,225       3,225
      Change in assets and liabilities:
         Decrease in accounts receivabl                 -         2,783
         Increase in other assets                   (29,775)    (12,170)
         Decrease in accounts payable and accrued  (268,094)    (46,885)
        liabilities
                                             ------------------ ---------
        Net cash used in operating activities      (932,704)   (501,484)

                                             ---------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Mining property development costs and
  purchase of machinery and equipment               (685,518)    (78,970)
  Payments received on note receivable from
  shareholder                                          1,300         -
                                                  ------------ -------------

           Net cash used in provided by investing
             activities                             (684,218)     (78,970)
                                                  ------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock               -            93,000
                                                   ------------- ------------


  Net cash provided by financing activities            -             93,000
                                                   -------------- -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (1,616,922)     (487,454)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    6,901,234        835,453
                                                   -------------- -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD          $5,284,312      $347,999
                                                   --------------- -----------

The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated balance sheet.




                      CHIEF CONSOLIDATED MINING COMPANY
                                AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

The accompanying condensed consolidated financial statements have been prepared by registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although registrant believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with registrant's consolidated financial statements and notes thereto, included in registrant's Form 10-KSB for the year ended December 31, 1999.

Tintic Joint Venture

Tintic Utah Metals LLC ("Tintic") was formed on July 17, 1996. Registrant owns a 75% vested interest in Tintic and Korea Zinc Co. Ltd. ("Korea Zinc") owns the remaining 25%. Registrant contributed $3,975,873 of its mining claims and properties and machinery and equipment for its interest in Tintic. Registrant's contribution was made at the historical bases of the related mining properties and machinery and equipment for financial reporting purposes. No gain recognition or step-up in basis was recorded in the accompanying consolidated financial statements as a result of the transaction.

In October 1998, an amendment to the operating agreement was signed which granted to registrant an option to purchase Korea Zinc's 25 percent ownership for $2,000,000. The option, which was to expire on October 15, 1999, was extended to December 31, 2000. During the option period, Korea Zinc is not required to make any advances to Tintic or to repay to registrant 25 percent of the advances made by registrant to Tintic.

Central Standard Consolidated Mines

Registrant owns approximately 23 percent of the outstanding capital stock of Central Standard Consolidated Mines. Central Standard's mining properties consist of 320 acres located in the East Tintic Mining District contiguous to Tintic's property.


Registrant's Application for Appropriation of Burgin Mine Water

Registrant and Tintic are awaiting a decision of the Utah State Engineer on registrant's application for the appropriation of Burgin Mine water that was filed on February 15, 2000. See registrant's Form 10-KSB for the year ended December 31, 1999-"Item 1. Description of Business.-Registrant's Application for Appropriation of Burgin Mine Water." and "Item 2. Management's Discussion and Analysis or Plan of Operation. (a) PLAN OF OPERATION. - Burgin Mine." for information concerning the application. Public notice of the application has been given and registrant anticipates that a public hearing on the application will be held by July 2000, and that a decision by the Utah State Engineer will be issued by October 2000.

Redeemable Convertible Common Stock Dividends

The redeemable convertible common stock carries a dividend rate of 8 percent which is payable in non-redeemable convertible common stock of the Company (based on the number of issued redeemable convertible common shares). The dividend shares are to be issued on an annual basis. As of March 31, 2000, the Company has estimated the value of the stock dividend based upon the dividend shares to be issued (70,000 shares) and the market price of its common stock at that date ($2.625 per share). The estimated value of the dividend has been added to the net loss in the accompanying statement of operations for the three months ended March 31, 2000 in order to arrive at net loss attributable to common shareholders. However, as the ultimate payment of the dividends will not result in any change in total shareholders' equity and the dividend shares have not been issued, no adjustment has been made to the accompanying balance sheet. The Company will reflect the dividend shares on its balance sheet when the shares are actually issued at the end of 2000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

PLAN OF OPERATION

Registrant hereby incorporates by reference the following portions of registrant's Annual Report dated March 29, 2000 on Form 10-KSB for the fiscal year ended December 31, 1999: "Item 6. Management's Discussion and Analysis or Plan of Operation - (a) PLAN OF OPERATION"; "Item 1. Description of Business." and "Item 2.
Description of Property."

RESULTS OF OPERATION

Registrant had no revenues from mining operations during the three months ended March 31, 2000 or during the three months ended March 31, 1999. Registrant's consolidated revenues of $73,180 during the three months ended March 31, 2000 consisted of $6,517 from real estate sales and miscellaneous sources and $66,663 in revenues from interest. Registrant's consolidated revenues of $7,614 during the three months ended

March 31, 1999 consisted of $1,556 from land sales and miscellaneous sources and $6,058 in revenues from interest. Registrant's consolidated net loss during the three months ended March 31, 2000 was $647,910 as compared to a consolidated net loss of $453,209 for the three months ended March 31, 1999. The increase in net loss for the three month period in 2000 as compared to the three month period in 1999 resulted from registrant's inclusion of the entire amount of the loss of $157,906 sustained by Tintic Utah Metals LLC ("Tintic Utah Metals"), by an increase in exploration and operating costs at registrant's Trixie Mine and by an increase in general and administrative expenses. Registrant's full allocation of the $157,906 loss sustained by Tintic Utah Metals for the three months ended March 31, 2000 was in accordance with the Operating Agreement, due to certain advances made by registrant to Tintic Utah Metals during that three month period. The increase in net loss to common shareholders for three month period in 2000 as compared to the three month period in 1999 resulted from the provision for the 8% dividend on registrant's convertible common stock for the three month period ended March 31, 2000 and accretion of the redeemable convertible common stock towards its redemption value.

General and administrative expenses for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 increased in the amount of $187,667. This increase resulted primarily from increased general administrative costs relating to increases in administrative salaries, liability insurance expenses and increased administrative costs of Tintic Utah Metals LLC during the first quarter of 2000.

Mining property operating and exploration costs for three months ended March 31, 2000 compared to the three months ended in March 31, 1999 increased in the amount of $71,566. This increase resulted primarily from increased exploration and development costs at the Company's Trixie Mine in Utah.

CASH NEEDS OF REGISTRANT

During the three month period ended March 31, 2000, registrant, in addition to its corporate overhead, paid out $1,372,300 in connection with the ongoing projects at the Tintic properties, the Trixie Mine and registrant's other properties. Of the $1,372,300 paid out during the three month period ended March 31, 2000, $1,084,619 constituted advances to Tintic and $287,681 was for expenses primarily at the Trixie Mine. Advances to Tintic will be reimbursed by Tintic to registrant when and if Tintic has available funds. During the remaining nine months of 2000, registrant anticipates that approximately $2,500,000 will be spent in connection with these ongoing projects. Registrant will also expend cash for its corporate overhead. Based upon the approximate $5,264,000 in cash and equivalents on hand at May 1, 2000, registrant expects to have sufficient cash to meet its cash needs over the nine month period ending December 31, 2000.


RECENT DEVELOPMENT AT TRIXIE MINE

An independent assay laboratory has confirmed registrant's own laboratory assay results covering a 30 foot gold and silver intercept contained in a surface drillhole located on registrant's Trixie Mine property. The independent laboratory reported that the 30 foot intercept, at a depth of between 630 and 660 feet, contained a per ton average grade of 3.2 ounces of gold and 7.1 ounces of silver, with grades through the 30 foot mineralized area running between 1.4 and 6.3 ounces of gold and between 2.9 and 11.3 ounces of silver per ton. The Trixie Mine is located in the East Tintic District of Utah on the property of registrant's wholly owned subsidiary, Chief Gold Mines, Inc.

A surface drilling program at the Trixie Mine was initiated in April 2000, and will eventually consist of 15 to 20 surface drillholes over extended areas of Trixie Mine property. The reported drillhole is located adjacent to the gold and silver zones that were mined some twenty years ago by Kennecott Corporation when Kennecott was lessee of the Trixie Mine. One of the purposes of the ongoing exploration program is to locate the geologically projected extensions of the significant gold and silver grades contained in the "75-85" orebody mined by Kennecott. Kennecott had reported the mining of precious metal ores containing values as high as 30 ounces of gold and 40 ounces of silver per ton from the "75-85" orebody.

As part of its drilling program, registrant intends to locate several drillholes near the reported drillhole to expedite the determination as to whether or not ore reserves can be developed in this location that can be profitably mined. The drilling program is expected to be completed in late June 2000. No assurance as to the existence of an economically viable gold and silver orebody can be given at this time based on the assay result of a single drillhole.

The Trixie Mine is fully permitted and operational at this time. It is anticipated by registrant that mining from the areas of the Trixie Mine that are already accessible will begin later this year. Trixie Mine ores will be processed in the newly rehabilitated gold-silver-copper concentrating mill located on adjacent property owned by Tintic Utah Metals LLC, in which registrant owns a 75% vested interest. It is anticipated that the concentrating mill will become operational during June 2000.


                             PART II.  OTHER INFORMATION

Item 6.          Exhibits And Reports On Form 8-K

            (a) Description of Exhibits required to be filed by Item 601 of Regulation S-B.

          (The numbers shown below next to each exhibit are keyed to Exhibit Table of Item 601 of Regulation S-B.)

            "(2)"   Not applicable.

            "(3)"   Articles of Incorporation and By-Laws:

          Registrant hereby incorporates by reference (i) registrant's Restated Articles of Incorporation that was annexed as Exhibit A to registrant's Proxy Statement For The Special Meeting In Lieu Of Annual Meeting Of Shareholders held December 29, 1999 (Restated Articles approved at meeting); and (ii) registrant's By-Laws previously filed with the Securities and Exchange Commission.

            "(4)"       Not applicable.

           "(10)"  Material Contracts.

           A. Operating Agreement of Tintic Utah Metals LLC dated as of July 17, 1996 by and among registrant, Akiko Resources (Utah) Inc. and K Z Utah, Inc., a copy of which was filed with the Securities and Exchange Commission by registrant as a part of its 1996 Form 10-KSB report.

           B. First Amendment to Operating Agreement dated as of March 11, 1997 by and among registrant, Akiko Resources (Utah) Inc. and KZ Utah, Inc., a copy of which was filed with the Securities and Exchange Commission by registrant as a part of its 1997 Form 10-KSB report.

           C. Second Amendment to Operating Agreement dated as of November 10, 1997 by and between registrant and KZ Utah, Inc., a copy of which was filed with the Securities and Exchange Commission by registrant as a part of its 1997 Form 10-KSB report.

           D. Third Amendment to Operating Agreement dated as of October 1, 1998 by and between registrant and KZ Utah, Inc., a copy of which was filed with the Securities and Exchange Commission by registrant as part of its 1998 Form 10-KSB report.

          E. Fourth Amendment to Operating Agreement dated as of September 9, 1999 by and between registrant and KZ Utah, Inc., a copy of which was filed by registrant with the Securities and Exchange Commission by registrant as part of its 1999 Form 10-KSB report.

          F.   Articles of Organization of Tintic Utah Metals LLC, copy of which
               was  filed  with  the  Securities  and  Exchange   Commission  by
               registrant as a part of its 1996 Form 10-KSB Report.

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

         "(11)"   Not applicable.

         "(15)"  Not applicable.

         "(18)"  Not applicable.

         "(19)"  Not applicable.

         "(22)"  Not applicable.

         "(23)"  Not applicable.

         "(24)"  Not applicable.

         "(27)" Financial Data Schedule, filed with this report and marked as Exhibit "A".

        "(99)"  Not applicable.

(b)     Reports on Form 8-K.

Form 8-K report dated January 5, 2000 was filed by registrant with the Securities and Exchange Commission of January 5, 2000 reporting that shareholders of registrant, at the meeting of shareholders held December 29, 1999, approved amendments to the Articles of Incorporation of registrant and a Stock Purchase Agreement, Warrant Agreement and Registration Rights Agreement with Dimeling, Schreiber & Park. Said Form 8-K also reported that registrant received cash proceeds paid by Dimeling, Schreiber & Park as the purchase price under the Stock Purchase Agreement for 3,500,000 shares of registrant's new issue of convertible common stock.


Safe Harbor Statement under the Private Securities Reform Act of 1995:

This Form 10-QSB report contains and incorporates by reference statements which are not historical facts, such as anticipated production, exploration and drilling results and costs and therefore are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, expected or implied. These risks and uncertainties include, but are not limited to, the following: registrant's cash is not sufficient to complete the intended work and projects; even if the amount of cash available is sufficient to complete the work and projects, registrant is unable to initiate profitable mining activities at the Trixie Mine and/or mining from the Homansville area is not commercially feasible; registrant's application for appropriation of water from the Burgin Mine is rejected by the Utah State Engineer, necessitating registrant to seek alternative methods for dewatering the of the Burgin Mine; even if the water appropriation application is approved, if a water treatment facility is not built or if built, mining from the Burgin Mine is not commercially feasible; registrant is unable to obtain long term financing to fund the Burgin mining project if registrant's application for appropriation of water from the Burgin Mine is approved; recent drilling results at the Trixie Mine do not result in an orebody that is commercially feasible to mine; Dimeling, Schreiber & Park does not exercise its right to purchase the additional 5,000,000 shares of convertible common stock by December 31, 2002 and, as a result, registrant is unable to continue any mining operations and development work at the Trixie Mine or continue to seek development of the Burgin Mine and the Homansville area; registrant is unable to sell any of its real estate for residential or commercial use. Refer to registrant's Form 10-KSB for the year ended December 31, 2000 and its Proxy Statement dated November 30, 1999 for the Special Meeting In Lieu of Annual Meeting of Shareholders of registrant held December 29, 1999 filed with the Securities and Exchange Commission.







                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CHIEF CONSOLIDATED MINING COMPANY
        (Registrant)






May 19, 2000                 /s/LEONARD WEITZ
                             (Signature and Title)
                             Leonard Weitz
                             President, Chairman of the Board of Directors,
                             and Principal Executive Officer







May 19, 2000                 /s/EDWARD R. SCHWARTZ
                             ---------------------
                             (Signature and Title)
                             Edward R. Schwartz
                             Secretary Treasurer,
                             Principal Financial Officer and
                             Principal Accounting Officer






                                    EXHIBIT A
                        Chief Consolidated Mining Company
                             Financial Data Schedule
                                 March 31, 2000
                                                                  March 31, 2000
    5-02 (1)     Cash and cash items                                   5,284,312
    5-02 (2)     Marketable securities                                         -
5-02 (3) (a) (1) Notes and accounts receivable - trade                         -
    5-02 (4)     Allowances for doubtful accounts                              -
    5-02 (6)     Inventory                                                     -
    5-02 (9)     Total current assets                                  5,334,920
   5-02 (13)     Property, plant and equipment                        10,040,695
   5-02 (14)     Accumulated depreciation                              1,360,291
   5-02 (18)     Total assets                                         15,628,459
   5-02 (21)     Total current liabilities                               284,056
   5-02 (22)     Bonds, mortgages and similar debt                             -
   5-02 (28)     Preferred stock - mandatory redemption
                                                                               -
   5-02 (29)     Preferred stock - no mandatory
                 redemption                                                5,584
   5-02 (30)     Common stock                                          4,012,301
   5-02 (31)     Other stockholders' equity                            5,330,298
   5-02 (32)     Total liabilities and stockholders'                  15,628,459
                 equity
                                                              Three Months Ended
                                                                  March 31, 2000
 5-03 (b) 1 (a)  Net sales of tangible products                                -
   5-03 (b) 1    Total revenues                                           73,180
 5-03 (b) 2 (a) Cost of tangible goods sold - 5-03 (b) 2 Total costs and expenses applicable to sales and revenues
   5-03 (b) 3    Other costs and expenses                                721,090
   5-03 (b) 5    Provision for doubtful accounts and                           -
                 notes
  5-03 (b) (8)   Interest and amortization of debt                             -
                 discount
 5-03 (b) (10)   Income before taxes and other items                   (647,910)
 5-03 (b) (11)   Income tax expense                                            -
 5-03 (b) (14)   Income/loss continuing operations                     (647,910)
 5-03 (b) (15)   Discontinued operations                                       -
 5-03 (b) (17)   Extraordinary items                                           -
 5-03 (b) (18)   Cumulative effect-changes in                                  -
                 accounting principles
 5-03 (b) (19)   Net income or loss                                    (647,910)
 5-03 (b) (20)   EPS - primary                                            (0.14)
 5-03 (b) (20)   EPS - fully diluted                                      (0.14)