Form 10QSB
period 2000-06-30
CHIEF CONSOLIDATED MINING CO
filed 2000-08-15
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB


(Mark One)

  x    Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2000.

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

     YES  X              NO

Class                         Outstanding at August 1, 2000

Common Stock $0.50 par value                      8,024,601

Redeemable Convertible Common Stock $0.50 par value
3,500,000



PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           CHIEF CONSOLIDATED MINING COMPANY
                    AND SUBSIDIARIES

          CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2000

                         (Unaudited)

                            ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                  $3,201,466
  Other current assets                           57,975
Total current assets                          3,259,441

INVESTMENT IN CENTRAL STANDARD
  CONSOLIDATED MINES                             78,954
ADVANCES TO CENTRAL STANDARD
  CONSOLIDATED MINES                             30,650
MINING CLAIMS AND PROPERTIES, less accumulated
  depletion of $1,215,692                     8,456,009

MACHINERY AND EQUIPMENT, less accumulated
  depreciation of $153,600                    2,816,084
OTHER ASSETS                                    173,849
Total assets                                $14,814,987



The accompanying notes to condensed consolidated financial
     statements are an integral   part of this condensed
                 consolidated balance sheet.


              CHIEF CONSOLIDATED MINING COMPANY
                    AND SUBSIDIARIES

      CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                    AS OF JUNE 30, 2000

                         (Unaudited)

               LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable                            $64,578
 Accrued liabilities                         36,366
Total current liabilities                   100,944
ACCRUED RECLAMATION COSTS                   389,800
MINORITY INTEREST                         2,502,361
REDEEMABLE CONVERTIBLE COMMON STOCK,
  3,500,000 shares issued and outstanding 3,104,059


SHAREHOLDERS' EQUITY:
Preferred stock, $0.50 par value; 1,500,000
shares
authorized, 11,168 shares outstanding with   5,584
a liquidation value of $5,584
Common stock, $0.50 par value; 20,000,000
shares authorized, 8,024,601 shares
outstanding, 16,441 shares held in treasury  4,012,301
with a zero cost

   Additional paid-in capital               15,007,199

 Stock purchase rights                       3,321,747
 Deferred compensation                         (6,450)
 Notes receivable from shareholders          (61,870)
 Accumulated deficit                       (13,560,688

Total shareholders' equity                  8,717,823
Total liabilities and shareholders' equity$14,814,987




The accompanying notes to condensed consolidated financial
     statements are an integral   part of this condensed
                 consolidated balance sheet.





                 CHIEF CONSOLIDATED MINING COMPANY

                         AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (Unaudited)


                      For the Three Months Ended For the Six Months Ended June 30, 2000 June 30, 1999 June 30, 2000 June 30, 1999

REVENUE:

Interest                 $  61,096   $ 6,497      $  127,759   $ 12,555
Land sales and              16,146    10,800          22,663     12,356
other
        Total revenues      77,242    17,297         150,422     24,911



EXPENSES:
General and                218,806   272,973         618,743    492,143
administrative
Mining properties
operating
and exploration costs      495,663    71,603         745,186    291,060
Taxes other than income     16,996    17,819          78,626     40,015
taxes
     Total Expenses        731,465   362,395       1,452,555    823,218


    NET LOSS              (654,223) (345,098)     (1,302,133)  (798,307)


REDEEMABLE CONVERTIBLE
COMMON STOCK DIVIDENDS:
   Eight percent stock    (183,750)    --           (367,500)       --
dividend
   Accretion to redemption(324,662)    --           (649,324)       --
value


NET LOSS APPLICABLE TO
COMMON SHAREHOLDERS    $(1,162,635)  (345,098)    (2,318,957)  (798,307)

NET LOSS PER COMMON SHARE
    (Basic and              $[0.14]   $[0.05]       $[0.29]    $ [0.11]
Diluted)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
(Basic & Diluted)        8,024,601  7,529,854     8,024,601  7,420,547



The accompanying notes to condensed consolidated financial
     statements are an integral   part of this condensed
                 consolidated balance sheet.



             CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                 Increase (Decrease) in Cash


                                    For the Six Months Ended
                                   June 30, 2000       June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                             $ (1,302,133)    $ (798,307)
Adjustments to reconcile net loss to
net cash
used in operating activities:
Depreciation                                9,000          9,635
Amortization of deferred compensation       6,450          6,450
Changes in operating assets and
liabilities:
   Increase in accounts receivable            -           (2,700)
   Increase in other assets               (67,752)        (5,746)
   Decrease in accounts
payable and accrued liabilities          (451,205)       (69,248)

Net cash used in operating activities  (1,805,640)      (859,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Mining property development costs
and purchase of machinery and equipment(1,911,728)      (121,452)
Advances to affiliates                      -             (3,000)
Payments received on notes receivable
from shareholders                          17,600            -
Net cash used in investing activities  (1,894,128)      (124,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock     -            1,471,750
Net cash provided by financing             -            1,471,750
activities

NET DECREASE IN CASH AND CASH
EQUIVALENTS                           (3,699,768)         487,382

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                              6,901,234          835,453

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                $3,201,466       $1,322,835


The accompanying notes to condensed consolidated financial
     statements are an integral   part of this condensed
                 consolidated balance sheet.




               CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

The accompanying condensed consolidated financial statements have been prepared by registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although registrant believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with registrant's consolidated financial statements and notes thereto, included in registrant's Form 10-KSB for the year ended December 31, 1999 and in registrant's Form 10-QSB for the quarter ended March 31, 2000.

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



Registrant's Application for Appropriation of Burgin Mine
Water

Registrant and Tintic are awaiting a decision of the Utah State Engineer on registrant's application for the appropriation of Burgin Mine water that was filed on February 15, 2000. See registrant's Form 10-KSB for the year ended December 31, 1999-"Item 1. Description of Business.-Registrant's Application for Appropriation of Burgin Mine Water." and "Item 2. Management's Discussion and Analysis or Plan of Operation. (a) PLAN OF OPERATION. - Burgin Mine." for information concerning the application. Public notice of the application has been given and a public hearing on the application is scheduled for September 14, 2000. A decision by the Utah State Engineer is expected to be issued by the end of November 2000.

Redeemable Convertible Common Stock Dividends

The redeemable convertible common stock carries a dividend rate of 8 percent which is payable in non-redeemable convertible common stock of the Company (based on the number of issued redeemable convertible common shares). The dividend shares are to be issued on an annual basis. As of June 30, 2000, the Company has estimated the value of the stock dividend based upon the dividend shares to be issued (140,000 shares) and the market price of its common stock at that date ($3.50 per share). The estimated value of the dividend has been added to the net loss in the accompanying statement of operations for the three and six months ended June 30, 2000 in order to arrive at net loss attributable to common shareholders. However, as the ultimate payment of the dividends will not result in any change in total shareholders' equity and the dividend shares have not been issued, no adjustment has been made to the accompanying balance sheet. The Company will reflect the dividend shares on its balance sheet when the shares are actually issued at the end of 2000.

Item 2.  Management's Discussion and Analysis or Plan of
Operation.

PLAN OF OPERATION

Registrant hereby incorporates by reference the following portions of: Registrant's Annual Report dated March 29, 2000 on Form 10-KSB for the fiscal year ended December 31, 1999:
"Item 6. Management's Discussion and Analysis or Plan of Operation - (a) PLAN OF OPERATION"; "Item 1. Description of Business." and "Item 2. Description of Property." and registrant's Form 10-QSB for the quarter ended March 31, 2000: "Item 2. Management's Discussion and Analysis or Plan of Operation - PLAN OF OPERATION-Recent Development at Trixie Mine."

RESULTS OF OPERATION

Registrant had no revenues from mining operations during the year 1999 or during the first six months of 2000. Registrant's consolidated revenues of $150,422 for the first six months of 2000 consisted of $22,663 from miscellaneous sources and $127,759 of interest. Registrant's consolidated revenues of $24,911 for the first six months of 1999 consisted of $12,356 from miscellaneous sources and $12,555 of interest.

Registrant's consolidated net loss for the six months ended June 30, 2000 was $1,302,133 as compared to Registrant's consolidated net loss for the six months ended June 30, 1999 of $798,307. Registrant's consolidated net loss for the three months ended June 30, 2000 was $654,223, as compared to registrant's consolidated net loss for the six months ended June 30, 1999 of $345,098. The increases in the
losses of $    503,826 and $309,125, respectively, resulted
primarily from an increase in the cost associated with the exploration and development of registrant's Trixie Mine and registrant's inclusion of the entire amount of the loss of $366,112 sustained by Tintic Utah Metals LLC ("Tintic Utah Metals"), and by an increase in general and administrative expenses. Registrant's full allocation of the $366,112 loss sustained by Tintic Utah Metals for the six months ended June 30, 2000 and the $208,206 loss for the three months ended June 30, 2000 was in accordance with the Operating Agreement, due to certain advances made by registrant to Tintic Utah Metals during those six and three month periods. In addition, the increase in net loss to common shareholders for the six and three month periods in 2000 as compared to the six and three month periods in 1999 resulted from the provision for the 8% dividend on registrant's convertible common stock and accretion of the redeemable convertible common stock towards its redemption value.

General and administrative expenses for the six month period ended June 30, 2000 compared to the six month period ended June 30, 1999 increased in the amount of $126,600. This increase resulted primarily from increased general administrative costs relating to increases in administrative salaries, liability insurance expenses and increased administrative costs of Tintic Utah Metals LLC. General administrative expenses for the three month period ended June 30, 2000 compared to the three month period ended June 30, 1999 decreased in the amount of $54,167. This decrease resulted primarily from the allocation of resources during the three months ended June 30, 2000 towards mining properties operating and exploration costs.

Mining property operating and exploration costs for the six and three month periods ended June 30, 2000 compared to the six and three month periods ended June 30, 1999 increased in
the amounts of  $   454,126 and $424,060, respectively.
These increases resulted primarily from increased exploration, development and operating costs at the Company's Trixie Mine in Utah during both periods.

Taxes other than income taxes for the six month period ended June 30, 2000 as compared to the six month period ended June 30, 1999 increased in the amounts of $38,611. This increase resulted primarily from an increase in payroll taxes associated with increases in mining and mill labor costs and administrative salaries.



CASH NEEDS OF REGISTRANT

During the six month period ended June 30, 2000, registrant, in addition to its corporate overhead, paid out $2,980,300 in connection with the ongoing projects at the Tintic properties, the Trixie Mine and registrant's other properties. Of the $2,980,300 paid out during the six month period ended June 30, 2000, $2,349,866 consisted of advances to Tintic and $603,469 was for exploration, development and operating expenses, primarily at the Trixie Mine. Advances to Tintic will be reimbursed by Tintic to registrant when and if Tintic has available funds. During the remaining six months of 2000, registrant anticipates that approximately $1,750,000 will be spent in connection with these ongoing projects. Registrant will also expend cash for its corporate overhead. Based upon the approximate $2,566,000 in cash and equivalents on hand at August 1, 2000, registrant expects to have sufficient cash to meet its cash needs over the remaining six month period ending December 31, 2000.

DRILLING PROGRAMS AND RECENT DEVELOPMENT AT THE TRIXIE MINE

The Trixie Mine is located on the property of Chief's 100% owned subsidiary, Chief Gold Mines, Inc. in the East Tintic District of Utah. A surface drilling program at the Trixie Mine was initiated in April 2000, and when completed in July 2000, approximately 20 surface drillholes over extended areas of Trixie Mine property were drilled. One of the purposes of the surface exploration program was to locate and develop the geologically projected extensions of the significant gold and silver grades contained in the "75-85" orebody previously mined by Kennecott when Kennecott was leasee of the Trixie Mine.

In July 2000, two independent assay laboratories confirmed registrant's own laboratory assay results covering a 35-foot gold and silver intercept contained in a surface drillhole located on registrant's Trixie Mine property. The independent laboratories confirmed that the 35-foot intercept located at a depth of between 655 and 690 feet, contained an average of 6.7 ounces of gold and 9.6 ounces of silver per ton, with grades through the 35-foot mineralized area running between 2.1 and 17.1 ounces of gold and between
2.9 and 11.3 ounces of silver per ton. An additional 50-foot section, between 690 and 740 feet in depth was confirmed to contain an average of 1.0 ounce of gold and 1.8 ounces of silver per ton.

See registrant's Form 10-QSB for the quarter ended March 31, 2000: "Item 2. Management's Discussion and Analysis or Plan of Operation-PLAN OF OPERATION. Recent Developments at Trixie Mine." for information concerning gold and silver grades contained in a 30-foot mineralized zone, discovered in an initial drillhole at a depth of between 630 and 660 feet.

The results of the above referred to two drillholes, together with mineralization contained in five additional surface drill holes penetrating the zone, have confirmed the presence of an indicated gold and silver orebody. Utilizing required grading procedures standard in the mining industry for valuing purposes, all gold assay intervals of an indicated orebody grading in excess of one ounce per ton were reduced to one ounce per ton. Incorporating these grading reductions, the orebody discovered to date contains approximately 70,546 tons of indicated ore at an average grade of three-quarters of an ounce of gold and five ounces of silver per ton. The contained gold and silver in this initial indicated tonnage estimate equates to 52,808 ounces of gold and 351,539 ounces of silver.

The Trixie Mine's fully operational production shaft is located approximately 1200 feet from the new ore body. It is anticipated that work to drift into the discovery zone and to prepare it for mining will be completed by the end of 2000 or early next year with mining operations projected to begin during the first quarter of 2001. All necessary mining permits for the Trixie Mine have been obtained.

Ore mined from the Trixie Mine will be processed in the newly rehabilitated gold and silver concentrating mill located on the adjacent property of Tintic Utah Metals LLC, Chief's 75% owned subsidiary. The concentrating mill went into operation in June 2000 when it began test operations utilizing surface dump material containing lower grade gold and silver values previously mined from the Trixie Mine.
The test operations were successfully completed in August
2000.



                    PART II.  OTHER INFORMATION

Item 5.              Other Information.

Dump Lease and Environmental Matters:

Registrant entered into a lease agreement dated May 30, 2000 with Remedial Metals Recovery Inc.("Remedial"), under which Remedial will remove any lead and other metals that might be contained in several 50 year old mining dumps located outside of the Town of Eureka, Utah containing solid rock waste from previous mining operations.

In August 2000, it was reported in several Utah newspapers that preliminary testing by Utah environmental authorities found elevated levels of lead in the Town of Eureka;
however, registrant believes that any potential environmental problems in Eureka are not associated with registrant's properties. The composition of the dump material and of all lead mined in the Eureka area in the past was primarily galena. Galena is a stable sulfide and scientific tests have concluded that sulfide galena is non-biodegradable.

The Town of Eureka is located in Juab County approximately five miles from registrant's Trixie Mine and Burgin Mine which are located in Utah County.


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

     "(99)"  Not applicable.


Safe Harbor Statement under the Private Securities Reform
Act of 1995:

This Form 10-QSB report contains and incorporates by reference statements which are not historical facts, such as anticipated production, exploration and drilling results and costs and therefore are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, expected or implied. These risks and uncertainties include, but are not limited to, the following: registrant's cash is not sufficient to complete the intended work and projects or to keep the Concentrator in full operation before production begins; even if the amount of cash available is sufficient to complete the work and projects, registrant is unable to initiate profitable mining activities at the Trixie Mine and/or mining from the Homansville area is not commercially feasible; registrant's application for appropriation of water from the Burgin Mine is rejected by the Utah State Engineer, necessitating registrant to seek alternative methods for dewatering the of the Burgin Mine; even if the water appropriation application is approved, if a water treatment facility is not built or if built, mining from the Burgin Mine is not commercially feasible; registrant is unable to obtain long term financing to fund the Burgin mining project if registrant's application for appropriation of water from the Burgin Mine is approved; recent drilling results at the Trixie Mine do not result in an orebody that is commercially feasible to mine; Dimeling, Schreiber & Park does not exercise its right to purchase the additional 5,000,000 shares of convertible common stock by December 31, 2002 and, as a result, registrant is unable to continue any mining operations and development work at the Trixie Mine or continue to seek development of the Burgin Mine and the Homansville area; registrant is unable to sell any of its real estate for residential or commercial use. Refer to registrant's Form 10-QSB for the quarter ended March 31, 2000; Form 10-KSB for the year ended December 31, 1999; and its Proxy Statement dated November 30, 1999 for the Special Meeting In Lieu of Annual Meeting of Shareholders of registrant held December 29, 1999 filed with the Securities and Exchange Commission.



                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CHIEF CONSOLIDATED MINING COMPANY
     (Registrant)




August 14, 2000          /s/LEONARD WEITZ
                    (Signature and Title)
                    Leonard Weitz
                    President, Chairman of the Board of
                    Directors, and
                    Principal Executive Officer





August 14, 2000          /s/EDWARD R. SCHWARTZ
                    (Signature and Title)
                    Edward R. Schwartz
                    Secretary Treasurer,
                    Principal Financial Officer and
                    Principal Accounting Officer


                          EXHIBIT A
              Chief Consolidated Mining Company
                   Financial Data Schedule
                        June 30, 2000

                                         June 30, 2000
 5-02 (1)  Cash and cash items               3,201,466
 5-02 (2)  Marketable securities                     -
 5-02 (3)  Notes and accounts                        -
 (a) (1)   receivable - trade
 5-02 (4)  Allowances for doubtful                   -
           accounts
 5-02 (6)  Inventory                                 -
 5-02 (9)  Total current assets              3,259,441
5-02 (13)  Property, plant and              11,272,093
           equipment
     5-02  Accumulated depreciation          1,369,292
(14)
5-02 (18)  Total assets                     14,814,987
5-02 (21)  Total current liabilities           100,944
5-02 (22)  Bonds, mortgages and                      -
           similar debt
5-02 (28)  Preferred stock -
           mandatory redemption                      -
5-02 (29)  Preferred stock - no
           mandatory redemption                  5,584
5-02 (30)  Common stock                      4,012,301
5-02 (31)  Other stockholders' equity        4,699,938
5-02 (32)  Total liabilities and            14,814,987
           stockholders' equity
                                            Six Months
                                                 Ended
                                         June 30, 2000
5-03 (b) 1 Net sales of tangible                     -
   (a)     products
5-03 (b) 1 Total revenues                      150,422
5-03 (b) 2 Cost of tangible goods                    -
   (a)     sold
5-03 (b) 2 Total costs and expenses
           applicable to sales and
           revenues
5-03 (b) 3 Other costs and expenses          1,452,555
5-03 (b) 5 Provision for doubtful                    -
           accounts and notes
 5-03 (b)  Interest and amortization                 -
   (8)     of debt discount
 5-03 (b)  Income before taxes and         (1,302,133)
   (10)    other items
 5-03 (b)  Income tax expense                        -
   (11)
 5-03 (b)  Income/loss continuing          (1,302,133)
   (14)    operations
 5-03 (b)  Discontinued operations                   -
   (15)
 5-03 (b)  Extraordinary items                       -
   (17)
 5-03 (b)  Cumulative effect-changes                 -
   (18)    in accounting principles
 5-03 (b)  Net income or loss              (2,318,957)
   (19)
 5-03 (b)  EPS - primary                        (0.29)
   (20)
 5-03 (b)  EPS - fully diluted                  (0.29)
   (20)