Form 10QSB/A
period 2000-06-30
CHIEF CONSOLIDATED MINING CO
filed 2000-08-30
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-QSB


(Mark One)

x Quarterly report under SEction 13 or 15(d)of the SEcurities Act of 1934 for the quarterly period ended June 30, 2000.

   Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from______________ to _______________

Commission File Number 1-1761

CHIEF CONSOLIDATED MINING COMPANY
(Exact name of Small Business Issuer as Specified in Its Charter)

Arizona                                         87-0122295
(State or other jurisdiction of incorporation or organization)
                                         (IRS Employer ID No.)

500 5th Avenue, Suite 1021, New York, NY 10110-1099
(Address of Principal Executive Offices)

212-354-4044
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the SEcurities and Exchange Act during the past 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

          YES __X__              NO_____

          Class                  Outstanding at August 1, 2000

Common Stock $0.50 par value                        8,024,601

Redeemable Convertible Common Stock $0.50 par value 3,500,000


CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited)

                     For the 3 Months Ended  For the 6 Months Ended
                     6\30\00        6\30\99      6\30\00   6\30\99

REVENUE:
Interest             $  61,096    $  6,497      $  127,759 $ 12,555
Land Sales & Other      16,146      10,800          22,663   12,356
    Total Revenues      77,242      17,297         150,422   24,911


EXPENSES:
General & Admin.       218,806     272,973         618,743  492,143
Mining properties
operating &
exploration costs      495,663      71,603         755,186  291,060
Taxes other than
income taxes            16,996      17,819          78,626   40,015
Total Expenses         731,465     362,395       1,452,555  823,218

NET LOSS              (654,223)    (345,098)    (1,302,133)(798,307)

REDEEMABLE CONVERTIBLE
COMMON STOCK DIVIDENDS:
Eight percent
stock dividend        (183,750)         -        (367,500)      -
Accretion to redemption
value                 (324,662)         -        (649,324)      -

NET LOSS APPLICABLE
TO COMMON SHAREHOLDERS(1,162,635)   (345,098)    (2,318,957) (798,307)

NET LOSS PER
COMMON SHARE            $(0.14)      $(0.05)       $(0.29)    $(0.11)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING
(Basic & Diluted)     8,024,601      7,529,854    8,024,601   7,420,547

The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated balance sheet.