Form 10QSB
period 2000-09-30
CHIEF CONSOLIDATED MINING CO
filed 2000-11-14
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB


(Mark One)

  x    Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2000.

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

Class                   Outstanding at November 1,2000

Common Stock $0.50 par value                            8,024,601

Redeemable Convertible Common Stock $0.50 par value     3,500,000



PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           CHIEF CONSOLIDATED MINING COMPANY
                    AND SUBSIDIARIES

          CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF SEPTEMBER 30, 2000

                         (Unaudited)

                            ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                      $1,929,037
  Other current assets                               41,500
Total current assets                              1,970,537

INVESTMENT IN CENTRAL STANDARD
  CONSOLIDATED MINES                                 78,954
ADVANCES TO CENTRAL STANDARD
  CONSOLIDATED MINES                                 48,908
MINING CLAIMS AND PROPERTIES, less accumulated
  depletion of $1,215,692                         8,456,009

MACHINERY AND EQUIPMENT, less accumulated
  depreciation of $162,600                       3,265,157

OTHER ASSETS                                       348,840

Total assets                                   $14,168,405


The accompanying notes to condensed consolidated financial
     statements are an integral   part of this condensed
                 consolidated balance sheet.


              CHIEF CONSOLIDATED MINING COMPANY
                    AND SUBSIDIARIES

      CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                    AS OF SEPTEMBER 30, 2000

                         (Unaudited)

               LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts payable                                       $ 124,991
 Accrued liabilities                                       37,179
Total current liabilities                                 162,170
ACCRUED RECLAMATION COSTS                                 389,800
MINORITY INTEREST                                       2,502,361
REDEEMABLE CONVERTIBLE COMMON STOCK,
  3,500,000 shares issued and outstanding               4,078,045


SHAREHOLDERS' EQUITY:
Preferred stock, $0.50 par value; 1,500,000 shares
authorized, 11,168 shares outstanding with a
liquidation value of $5,584                                 5,584
Common stock, $0.50 par value; 20,000,000 shares
authorized, 8,024,601 shares outstanding, 16,441 shares
held in treasury with a zero cost                       4,012,301

   Additional paid-in capital                          14,033,213

 Stock purchase rights
                                                        3,321,747
 Deferred compensation                                     (3,225)
 Notes receivable from shareholders                       (55,570)
 Accumulated deficit                                  (14,278,021)

Total shareholders' equity                              7,036,029
Total liabilities and shareholders' equity            $14,168,405


The accompanying notes to condensed consolidated financial
     statements are an integral part of this condensed consolidated financial statements.



      CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Unaudited)


                       For the Three Months Ended  For the Nine Months
                       Sept 30, 2000 Sept 30, 1999 Sept 30, 1999 Sept 30, 1999

REVENUE:
Interest                 $14,783    10,453          142,542   23,008
Other                      2,700     2,033           25,363    4,389
   Total revenues         17,483    12,486          167,905   37,397


EXPENSES:
General and              416,995   250,605        1,035,738  742,748
administrative
Mining properties
operating
and                      302,790    64,704        1,057,976  355,764
exploration costs
Taxes other than income   18,165    13,191           96,791   53,206
taxes
    Total Expenses       737,950   328,500        2,190,505 1,151,718

NET LOSS                (720,467) (316,014)      (2,022,600)(1,114,321)


REDEEMABLE CONVERTIBLE
COMMON STOCK DIVIDENDS:
Eight percent stock
dividend               (183,750)     --            (551,250)      --

Accretion to redemption(324,662)     --            (973,986)      --

NET LOSS APPLICABLE TO
COMMON SHAREHOLDERS $(1,228,879) $ (316,014)    $(3,547,836) (1,114,321)

NET LOSS PER COMMON SHARE
    (Basic and Diluted)  $(.15)      $(0.04)        $(.44)    $(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
(Basic&Diluted)       8,024,601    7,948,634      8,024,601  7,596,576


The accompanying notes to condensed consolidated financial
     statements are an integral   part of this condensed
                 consolidated balance sheet.



             CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
      Increase (Decrease) in Cash and Cash Equivalents


                                         For the Nine Months Ended
                                         Sept 30, 2000    Sept 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 $  (2,022,600)   (1,114,321)
Adjustments to reconcile net loss to
net cash
used in operating activities:
Issuance of common stock for
services                                        -            31,377
Depreciation                                   9,000         24,254
Amortization of deferred compensation          9,675          9,675
Changes in operating assets and
liabilities:
Decrease in accounts receivable                 -             2,271
Increase in other assets                    (226,267)        (4,456)
Decrease in accounts
payable and accrued liabilities             (389,980)       (75,071)

Net cash used in operating activities     (2,620,172)    (1,126,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mining property development costs
and purchase of machinery and equipment   (2,357,667)      (272,733)
Advances to affiliates                       (18,258)        (3,000)
Payments received on notes receivable
from shareholders                             23,900          1,950
Net cash used in investing activities     (2,352,025)      (273,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock         -          1,471,750
Net cash provided by financing
activities                                     -          1,471,750
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                         (4,972,197)         71,696
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                 6,901,234         835,453
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                    1,929,037         907,149


The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated financial statement.


               CHIEF CONSOLIDATED MINING COMPANY
                      AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

The accompanying condensed consolidated financial statements have been prepared by registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although registrant believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with registrant's consolidated financial statements and notes thereto, included in registrant's Form 10-KSB for the year ended December 31, 1999, registrant's Forms 10-QSB for the quarters ended June 30, 2000 and March 31, 2000.

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

Central Standard Consolidated Mines

Registrant owns approximately 23 percent of the outstanding capital stock of Central Standard Consolidated Mines ("Central Standard"). Central Standard's mining properties consist of 320 acres located in the East Tintic Mining District contiguous to Tintic's property. See Part II "Item
5. Other Information." of this report for information concerning a proposed merger between registrant's wholly owned subsidiary, Chief Gold Mines, Inc., and Central Standard.

Registrant's Application for Appropriation of Burgin Mine
Water

A hearing on registrant's application to appropriate water from the Burgin Mine was held on September 14, 2000, in Salt Lake City, Utah at the offices of the Utah State Engineer. At the hearing, registrant's expert witnesses presented registrant's position that the East Tintic Aquifer, in which the Burgin Mine is located, is an isolated source not contributing to the waters of Utah Lake and that the pumping of water from the Burgin Mine will not adversely affect the prior existing water rights held by others in the area. Several protestors to registrant's application argued against registrant's position at the hearing.

Registrant is currently awaiting a decision by the Utah
State Engineer on its application. See registrant's Form 10-KSB for the year ended December 31, 1999-"Item 1.
Description of Business.-Registrant's Application for Appropriation of Burgin Mine Water." and "Item 2. Management's Discussion and Analysis or Plan of Operation.
(a) PLAN OF OPERATION. - Burgin Mine." for information concerning the application and registrant's plans if the application is approved. Registrant anticipates that a decision by the Utah State Engineer will be issued in the fourth quarter of 2000.

Redeemable Convertible Common Stock Dividends

The redeemable convertible common stock carries a dividend rate of 8 percent which is payable in non-redeemable convertible common stock of the Company (based on the number of issued redeemable convertible common shares). The dividend shares are to be issued on an annual basis. As of September 30, 2000, the Company has estimated the value of the stock dividend based upon the dividend shares to be issued (210,000 shares) and the market price of its common stock at that date ($2.813 per share). The estimated value of the dividend has been added to the net loss in the accompanying statement of operations for the three and nine months ended September 30, 2000 in order to arrive at net loss attributable to common shareholders. However, as the ultimate payment of the dividends will not result in any change in total shareholders' equity and the dividend shares have not been issued, no adjustment has been made to the accompanying balance sheet. The Company will reflect the dividend shares on its balance sheet when the shares are actually issued at the end of 2000.

Item 2.  Management's Discussion and Analysis or Plan of
Operation.

PLAN OF OPERATION

Registrant hereby incorporates by reference the following portions of: Registrant's Annual Report dated March 29, 2000 on Form 10-KSB for the fiscal year ended December 31, 1999:
"Item 6. Management's Discussion and Analysis or Plan of Operation - (a) PLAN OF OPERATION"; "Item 1. Description of Business." and "Item 2. Description of Property." and registrant's Form 10-QSB for the quarter ended June 30, 2000: "Item 2. Management's Discussion and Analysis or Plan of Operation - PLAN OF OPERATION-Recent Development at Trixie Mine."

RESULTS OF OPERATION

Registrant had no revenues from mining operations during the year 1999 or during the first nine months of 2000. Registrant's consolidated revenues of $167,905 for the first nine months of 2000 consisted of $142,542 from interest and $25,363 from miscellaneous sources. Registrant's consolidated revenues of $37,397 for the first nine months of 1999 consisted of $23,008 from interest and $4,389 from miscellaneous sources.

Registrant's consolidated net loss for the nine months ended September 30, 2000 was $2,022,600 as compared to Registrant's consolidated net loss for the nine months ended September 30, 1999 of $1,114,321.
Registrant's consolidated net loss for the three months
ended September 30, 2000 was $720,467, as compared to registrant's consolidated net loss for the three months ended September 30, 1999 of $316,014. The increases in the losses of $908,279 and $404,453 for the nine months and three months ended September 30, 2000, respectively,
resulted primarily from an increase in the cost associated with the exploration and development of registrant's Trixie Mine; by Tintic Utah Metals LLC ("Tintic Utah Metals"); a consolidated subsidiary and from an increase in general and administrative expenses. The Tintic Utah Metals loss for the nine months and three months ended September 30, 2000
was $647,856 and $281,744 respectively.    In addition, the
increase in net loss to common shareholders for the nine and three month periods in 2000 as compared to the nine and three month periods in 1999 resulted from the provision for the 8% dividend on registrant's convertible common stock and accretion of the redeemable convertible common stock towards its redemption value.

General and administrative expenses for the nine month period ended September 30, 2000 compared to the nine month period ended September 30, 1999 increased in the amount of $292,990. This increase resulted primarily from expenses relating to the hearing held by the Utah State Engineer on September 14, 2000 on registrant's application for the appropriation of Burgin Mine water; increased general administrative costs relating to increases in administrative salaries, liability insurance expenses and increased administrative costs of Tintic Utah Metals LLC. General administrative expenses for the three month period ended September 30, 2000 compared to the three month period ended September 30, 1999 increased in the amount of $166,390.
This increase resulted primarily from the allocation of resources during the three months ended September 30, 2000 towards mining properties operating and exploration costs, and expenses relating to the water appropriation hearing.

Mining property operating and exploration costs for the nine and three month periods ended September 30, 2000 compared to the nine and three month periods ended September 30, 1999 increased in the amounts of $702,212 and $238,086, respectively. These increases resulted primarily from increased exploration, development and operating costs at the Company's Trixie Mine in Utah during both periods.

Taxes other than income taxes for the nine and three month periods ended September 30, 2000 as compared to the nine and three month periods ended September 30, 1999 increased in the amounts of $43,585 and $4,974 respectively. This increase resulted primarily from an increase in payroll taxes associated with increases in mining and mill labor costs and administrative salaries.

CASH NEEDS OF REGISTRANT

During the nine month period ended September 30, 2000, registrant, in addition to its corporate overhead, paid out $4,392,950 in connection with the ongoing projects at the Tintic properties, the Trixie Mine and registrant's other properties. Of the $4,392,950 paid out during the nine month period ended September 30, 2000, $3,254,037 consisted of advances to Tintic and $1,138,913 was for exploration, development and operating expenses, primarily at the Trixie Mine. Advances to Tintic will be reimbursed by Tintic to registrant when and if Tintic has available funds. During the remaining three months of 2000, registrant anticipates that approximately $800,000 will be spent in connection with these ongoing projects. Registrant will also expend cash for its corporate overhead. Based upon the approximate $1,078,400 in cash and equivalents on hand at November 1, 2000, registrant expects to have sufficient cash to meet its cash needs over the remaining three month period ending December 31, 2000. The extent by which registrant will be able to fund the production of gold ore from the Trixie Mine in early 2001 and to make further advances to Tintic for the operation of Tintic's concentrating mill to process the Trixie ore, will depend primarily upon the ability of registrant to raise funds through obtaining a credit line from a financial institution, the private placement of its stock, or from other sources. When and if Trixie Mine ore production is begun and the ore is processed in the Tintic concentrating mill, registrant would receive cash flow as an additional source of funding. However, the amount of any such cash flow cannot be estimated at this time.

DRILLING PROGRAMS AND RECENT DEVELOPMENT AT THE TRIXIE MINE

The Trixie Mine is located on the property of Chief's 100% owned subsidiary, Chief Gold Mines, Inc. in the East Tintic District of Utah. A surface drilling program at the Trixie Mine was initiated in April 2000, and was completed in July 2000, with approximately 20 surface drillholes having been drilled over extended areas of Trixie Mine property. One of the purposes of the surface exploration program was to locate and develop the geologically projected extensions of the significant gold and silver grades contained in the "75-85" orebody previously mined by Kennecott when Kennecott was leasee of the Trixie Mine.

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

See registrant's Form 10-QSB for the quarter ended March 31, 2000, "Item 2. Management's Discussion and Analysis or Plan of Operation. PLAN OF OPERATION.
Recent Developments at Trixie Mine." for information concerning gold and silver grades contained in a 30-foot mineralized zone, discovered at a depth of between 630 and 660 feet in the first drillhole of the exploration program.

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

The Trixie Mine's fully operational production shaft is located approximately 1200 feet from the new ore body. It is anticipated that work to drift into the discovery zone and to prepare it for mining will be completed early next year with mining operations projected to begin during the first quarter of 2001. All necessary mining permits for the Trixie Mine have been obtained.

Ore mined from the Trixie Mine will be processed in the newly rehabilitated gold and silver concentrating mill located on the adjacent property of Tintic Utah Metals LLC, Chief's 75% owned subsidiary. The concentrating mill went into operation in June 2000 when it began test operations utilizing surface dump material containing lower grade gold and silver values previously mined from the Trixie Mine.
The test operations were successfully completed in August
2000 and the mill was placed on standby in September 2000 awaiting the initial production from the Trixie Mine and final permitting procedures.

                    PART II.  OTHER INFORMATION

Item 5.              Other Information.

An Agreement and Plan of Merger dated October 4, 2000 was executed between registrant, its 100% owned subsidiary, Chief Gold Mines, Inc. ("Chief Gold") and Central Standard
Consolidated Mines ("Central Standard"), a Utah corporation in which registrant owns a 23% stock interest. See Part I
"Item 1. Financial Statements-Notes To Condensed
Consolidated Financial Statements (Unaudited)-Central
Standard Consolidated Mines." for information concerning
Central Standard's ownership of mining properties.

The consummation of the merger is subject to the approval of stockholders of Central Standard at a meeting to be held sometime during the first quarter of 2001. If the merger is approved by the Central Standard stockholders, each stockholder of Central Standard, other than registrant, will receive one share of registrant's common stock in exchange for each ten shares of Central Standard stock owned. If the merger is approved, registrant will issue approximately 190,000 of its shares of common stock in exchange for the shares of Central Standard owned by the stockholders of Central Standard, excluding registrant. Central Standard's property will be transferred to registrant's subsidiary, Chief Gold, upon consummation of the merger. The closing price for registrant's common stock on the NASDAQ small cap market on October 5, 2000 (the date the Agreement was executed) was $3.50 per share; the closing price for registrant's shares on November 1, 2000 was $2.81. Central Standard is not a reporting company under Securities and Exchange Commission ("SEC") regulations. Registrant will file an SEC Form S-4 to register its shares to be issued in the merger as part of the shareholder approval process.

Item 6.          Exhibits And Reports On Form 8-K

         (a) Description of Exhibits required to be filed by Item 601 of Regulation S-B.

      (The numbers shown below next to each exhibit are
      keyed to Exhibit Table of     Item 601 of Regulation
      S-B.)

      "(2)"   Agreement and Plan of Merger dated October 4,
      2000 among registrant,   Chief Gold Mines, Inc. and
      Central Standard Consolidated Mines, a copy of which is filed with this report and marked as Exhibit "B".

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

     "(99)"  Not applicable.


Safe Harbor Statement under the Private Securities Reform
Act of 1995:

This Form 10-QSB report contains and incorporates by reference statements which are not historical facts, such as anticipated production, exploration and drilling results and costs and therefore are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, expected or implied. These risks and uncertainties include, but are not limited to, the following: registrant's cash is not sufficient to complete the intended work and mining project at the Trixie Mine or to keep the Concentrator in full operation before production begins; even if the amount of cash available is sufficient to complete the work and projects, registrant is unable to initiate profitable mining activities at the Trixie Mine and/or mining from the Homansville area is not commercially feasible; registrant's application for appropriation of water from the Burgin Mine is rejected by the Utah State Engineer, necessitating registrant to seek alternative methods for dewatering the of the Burgin Mine; even if the water appropriation application is approved, if a water treatment facility is not built or if built, mining from the Burgin Mine is not commercially feasible; registrant is unable to obtain long term financing to fund the Burgin mining project if registrant's application for appropriation of water from the Burgin Mine is approved; recent drilling results at the Trixie Mine do not result in an orebody that is commercially feasible to mine; Dimeling, Schreiber & Park does not exercise its right to purchase the additional 5,000,000 shares of convertible common stock by December 31, 2002 and, as a result, registrant is unable to continue any mining operations and development work at the Trixie Mine or continue to seek development of the Burgin Mine and the Homansville area; registrant is unable to sell any of its real estate for residential or commercial use. Refer to registrant's Form 10-QSB for the quarter ended June 30, 2000; Form 10-KSB for the year ended December 31, 1999; and its Proxy Statement dated November 30, 1999 for the Special Meeting In Lieu of Annual Meeting of Shareholders of registrant held December 29, 1999 filed with the Securities and Exchange Commission.



                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CHIEF CONSOLIDATED MINING COMPANY
     (Registrant)






November 9, 2000         /s/LEONARD WEITZ
                    (Signature and Title)
                    Leonard Weitz
                    President, Chairman of the Board of
                    Directors, and
                    Principal Executive Officer







November 9, 2000         /s/EDWARD R. SCHWARTZ
                    (Signature and Title)
                    Edward R. Schwartz
                    Secretary Treasurer,
                    Principal Financial Officer and
                    Principal Accounting Officer


                          EXHIBIT A
              Chief Consolidated Mining Company
                   Financial Data Schedule
                     September 30, 2000

                                         September 30,2000
 5-02 (1)  Cash and cash items              $1,929,037
 5-02 (2)  Marketable securities                     -
 5-02 (3)  Notes and accounts                        -
 (a) (1)   receivable - trade
 5-02 (4)  Allowances for doubtful                   -
           accounts
 5-02 (6)  Inventory                                 -
 5-02 (9)  Total current assets              1,970,537
5-02 (13)  Property, plant and              11,721,166
           equipment
     5-02  Accumulated depreciation          1,378,292
(14)
5-02 (18)  Total assets                     14,168,405
5-02 (21)  Total current liabilities           162,170
5-02 (22)  Bonds, mortgages and                      -
           similar debt
5-02 (28)  Preferred stock -
           mandatory redemption                      -
5-02 (29)  Preferred stock - no
           mandatory redemption                  5,584
5-02 (30)  Common stock                      4,012,301
5-02 (31)  Other stockholders' equity        4,699,938
5-02 (32)  Total liabilities and            14,168,405
           stockholders' equity
                                           Nine Months Ended
                                         September 30,2000
5-03 (b) 1 Net sales of tangible                     -
   (a)     products
5-03 (b) 1 Total revenues                      167,905
5-03 (b) 2 Cost of tangible goods                    -
   (a)     sold
5-03 (b) 2 Total costs and expenses
           applicable to sales and
           revenues
5-03 (b) 3 Other costs and expenses          2,190,505
5-03 (b) 5 Provision for doubtful                    -
           accounts and notes
 5-03 (b)  Interest and amortization                 -
   (8)     of debt discount
 5-03 (b)  Income before taxes and         (2,022,600)
   (10)    other items
 5-03 (b)  Income tax expense                        -
   (11)
 5-03 (b)  Income/loss continuing          (2,022,600)
   (14)    operations
 5-03 (b)  Discontinued operations                   -
   (15)
 5-03 (b)  Extraordinary items                       -
   (17)
                                                     -
5-03 (b)   Cumulative effect-changes
(18)       in accounting principles
 5-03 (b)  Net income or loss              (3,547,836)
   (19)
 5-03 (b)  EPS - primary                        (0.44)
   (20)
 5-03 (b)  EPS - fully diluted                  (0.44)
   (20)