Form 10KSB
period 2000-12-31
CHIEF CONSOLIDATED MINING CO
filed 2001-04-02
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

   /x/   Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 2000

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

    X

   State issuer's revenues for its most recent fiscal year.   $172,302

   State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $22,236,502 as of March 19, 2001.

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

Yes    _____    	No    _____

               APPLICABLE ONLY TO CORPORATE REGISTRANTS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                  Outstanding at March 19, 2001

Common Stock $0.50 par value                     8,894,601

Convertible Common Stock $0.50 par value         3,780,000


              DOCUMENTS INCORPORATED BY REFERENCE

   If the following documents are incorporated by reference; briefly describe them and identify the part of the Form 10-KSB (e.g., Part 1, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1990).

   Registrant's Proxy Statement ("Proxy Statement") dated November 15, 2000 for the Special Meeting In Lieu Of Annual Meeting Of Shareholders held December 15, 2000 - Proposal (2) described at pages 11 through 14 of the Proxy Statement.


Transitional Small Business Disclosure Format (check one):

YES:          	  NO:  X


                              PART  I

Item 1.  Description of Business.

General.

   Registrant is a corporation formed under the laws of Arizona in 1909. Registrant's mining office is located in Eureka, Juab County, Utah
84628. Registrant's executive office is located at 500 Fifth Avenue, New York, NY 10110. See "Item 2. Description of Property-Ownership Interests In Acreage And Location." for information concerning mining and real estate properties owned by registrant and its subsidiaries, and the composition and use of said properties. Registrant has three employees in New York and employs a mine manager in Utah. Registrant's subsidiary, Tintic Utah Metals LLC, currently has 49 employees in Utah.

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

   Business Objectives.   The ultimate objective of Tintic Utah Metals is
to bring the Burgin Mine that was contributed by registrant to Tintic Utah Metals into production. If the Utah State Engineer approves registrant's application to appropriate water from the Burgin Mine, registrant will begin negotiations with U.S. Filter Corporation pursuant of a Letter of Intent for the construction of a water treatment facility that would be used as the means of dewatering the lower levels of the Burgin Mine, thus enabling registrant to proceed with its plans for development and production programs for the Burgin Mine. See "Operating Agreement." and "Burgin Mine.", below; "Item 2. Description of Property.- Burgin Mine." and "Item 6. Management's Discussion and Analysis Or Plan of Operation.-(a) PLAN OF OPERATION-Burgin Mine."

   Another important objective of Tintic Utah Metals is to process ores produced from the Trixie Mine at Tintic Utah Metals' concentrating mill. Tintic Utah Metals completed the rehabilitation of the concentrating mill in June 2000, resulting in the full conversion of the mill for the processing of gold, silver and copper ores. The Trixie Mine is located on property owned by registrant's 100% owned subsidiary, Chief Gold Mines, Inc. ("Chief Gold Mines") and is 1-1/2 miles from the concentrating mill. See "Concentrating Mill.", below; "Item 2. Description of Property.-Trixie Mine." and "Item 6. Management's Discussion and Analysis Or Plan of Operation.-(a) PLAN OF OPERATION-Trixie Mine." Tintic Utah Metals will receive fees from Chief Gold Mines for processing of the Trixie Mine ores and from the processing of material from the Trixie dump based upon the amount of ore and material processed. Registrant anticipates that the processing of ore and dump material will begin during the third quarter 2001.

   Operating Agreement.

   General. An Operating Agreement ("Operating Agreement") between registrant and Korea Zinc dated July 17, 1996, as subsequently amended, governs the management and operations of the properties owned by Tintic Utah Metals and the rights and obligations of the members of Tintic Utah Metals to each other. Pursuant to the terms of the Operating Agreement, registrant transferred to Tintic Utah Metals the mining rights to approximately 8,500 acres of its patented mining property in the East Tintic Mining District of Utah, including the Burgin Mine, and approximately 200 acres of unpatented mining claims in the same vicinity. The Operating Agreement provides that all the business and operations relating to the development and mining of Tintic Utah Metals' properties will be conducted by Tintic Utah Metals. Korea Zinc paid $3,000,000 to Tintic Utah Metals to become vested in its 25% membership interest, which funds were used by Tintic Utah Metals for rehabilitation work, for reserve confirmation, and to produce information for a future feasibility study. The purpose of such a feasibility study will be to assist the members in deciding whether to bring the Burgin Mine into production. If a decision is made to proceed, the feasibility study would provide the basis for a development program, including mine rehabilitation and construction, and a production program. If a production program is adopted, Tintic Utah Metals would then attempt to arrange financing for the production program; such financing may be secured by Tintic Utah Metals' interest in its properties and other assets.

   Expiration of Option To Purchase Korea Zinc's 25% Interest. Under amendments to the Operating Agreement, Registrant held an option ("Option") during the period October 1, 1998 to December 31, 2000 ("Option Period") to purchase Korea Zinc's entire 25% membership interest in Tintic Utah Metals for $2,000,000. Registrant did not make the purchase and the Option expired on December 31, 2000. During the year 2000, registrant had expended substantial funds in connection with drilling programs and development work at the Trixie Mine, and the rehabilitation of the Burgin concentrating mill that will be used to process ores mined from the Trixie Mine. See "Business Objectives.", above.

   Advances Made By Registrant During Option Period.   During the year
2000, registrant made advances to Tintic Utah Metals totaling approximately $3,618,000 that were used by Tintic Utah Metals to complete the rehabilitation of the Burgin concentrating mill and for other costs and expenditures of Tintic Utah Metals. During the earlier portion of the Option Period, October 1, 1998 to December 31, 1999, registrant had made advances to Tintic Utah Metals totaling approximately $2,400,000 that were used in connection with the concentrating mill and other Tintic Utah Metals projects. The $6,018,000 in advances made by registrant to Tintic Utah Metals during the entire Option Period constitutes an obligation of Tintic Utah Metals to registrant. However, registrant does not anticipate repayment of any portion of the advances made to Tintic Utah Metals in the near future. Registrant does not have the right under the terms of the Operating Agreement, as amended, to seek reimbursement from Korea Zinc of any portion of the advances made by registrant to Tintic Utah Metals during the Option Period.

   Korea Zinc's Current Status As Owner Of 25% Membership Interest. In accordance with the terms of the amendments to the Operating Agreement that created the Option, Korea Zinc was not required to make advances to Tintic Utah Metals or to repay to registrant 25% of the advances made by registrant to Tintic Utah Metals during the Option Period. Korea Zinc had no vote upon the operations of Tintic Utah Metals during the Option Period. Effective January 1, 2001, Korea Zinc again became subject to all the monetary and other obligations associated with a 25% membership interest in Tintic Utah Metals under the terms of the Operating Agreement and will be entitled to exercise its 25% voting right under the Operating Agreement. Accordingly, beginning January 1, 2001, cash contributions and advances to Tintic Utah Metals shall be made by the members in accordance with their percentage membership interests, i.e., 75% by registrant and 25% by Korea Zinc, unless registrant and Korea Zinc agree to an extension of the Option. If Korea Zinc does not make its 25% share of payments, its membership interest in Tintic Utah Metals will be reduced pursuant to a formula contained in the Operating Agreement. The amount of these contributions and advances will depend upon the then existing program and budgetary requirements of Tintic Utah Metals.

   Management Of Tintic Utah Metals. Beginning January 1, 2001, the management of Tintic Utah Metals will be conducted by the two members, registrant and Korea Zinc, through a management committee, with each member having a voting representative on the committee. Voting shall be in proportion to each member's respective membership percentage interest. Unless the Operating Agreement provides for a unanimous vote, the affirmative vote of registrant, as the member holding a majority of the members' percentage interests, shall determine the decisions of the management committee. A majority vote is needed to approve a program and budget, but the approval of a program and budget for major mining development requires the affirmative vote of both registrant and Korea Zinc.

   Tax Status Of Tintic Utah Metals. Tintic Utah Metals is treated for tax purposes as a partnership under the Internal revenue Code of 1986, as amended. Accordingly, registrant will include its proportionate share of income or loss from Tintic Utah Metals in registrant's corporate income tax return. A member's percentage interest in Tintic Utah Metals will determine the member's proportionate share of income or loss. However, the Operating Agreement provides that each member will be allocated expense deductions emanating from the property such member has contributed to Tintic Utah Metals. Thus, Korea Zinc will be allocated tax deductions that arise from its cash contribution of $3,000,000 and registrant will be allocated the tax deductions that arise from its contribution of mining properties and other assets, such as cost depletion, depreciation on equipment and development costs.

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

Concentrating Mill.

   The concentrating mill located in the Burgin Mine area, was included in the properties transferred by registrant to Tintic Utah Metals.
Tintic Utah Metals will process ores produced from the Trixie Mine and material from the Trixie dump at Tintic Utah Metals' concentrating mill.
 See "Tintic Utah Metals LLC-Business Objectives", above; "Trixie Mine", below; "Item 2. Description of Property.-Burgin Mine.-Concentrating Mill.-Trixie Mine.-Work Performed By Tintic Utah Metals On Trixie Mine Projects." and "Item 6. Management's Discussion And Analysis Or Plan Of Operation.-(a) PLAN OF OPERATION-Trixie Mine." for a description of the processing of ore at the concentrating mill, information concerning the mill's completed renovation and plans for shipping ores and dump material from the Trixie Mine to the concentrating mill for processing by Tintic Utah Metals and sale by Chief Gold Mines.

Letter Of Intent With U.S. Filter Corporation Subsidiary.

   On June 29, 1998, Tintic Utah Metals and registrant entered into a Letter of Intent ("Letter of Intent") with a subsidiary of U.S. Filter Corporation. U.S. Filter Corporation is a global provider of industrial and municipal water and waste water treatment systems, products and services. Under the terms of the Letter of Intent, U.S. Filter Operating Services ("U.S. Filter") will determine the feasibility of U.S. Filter designing, building, owning and operating a water treatment facility on the site of the Burgin Mine in the East Tintic Mining District of Utah, to treat and recycle water for beneficial use. U.S. Filter would construct the water treatment facility. Tintic Utah Metals would be responsible for the Burgin Mine dewatering system that would supply water to the U.S. Filter facility. A projected dewatering rate up to 18,000 gallons a minute from the Burgin Mine would be treated at the U.S. Filter facility, which would result in dewatering the Burgin Mine to its lowest planned operating levels in an environmentally sound manner. Before any plans for the building of the water treatment facility can be finally evaluated, registrant will be required to obtain the approval of the Utah State Engineer to the application to appropriate water from the
Burgin Mine for beneficial use.   See "Registrant's Application For
Appropriation Of Burgin Mine Water", below, and "Item 6. Management's Discussion And Analysis Or Plan Of Operation.-(a) PLAN OF OPERATION-Burgin Mine."

Registrant's Application For Appropriation Of Burgin Mine Water.

   On September 14, 2000, a public hearing was held before the Utah State Engineer on registrant's application for the appropriation of the saline waters located below the 1050 foot level of the Burgin Mine. At the hearing, several protestors to the application argued that the application should be denied on the grounds that the removal of the water from the Burgin Mine would interfere with their previously granted water rights in Utah Lake. Registrant presented expert testimony at the hearing to prove that the Burgin geothermal system and the Utah Lake geothermal system are not connected and that removal of water from the Burgin Mine would have no effect upon Utah Lake and the protestors water rights in the Lake. Nevertheless, in order to address the concerns of the protestors, registrant's application established certain mitigation procedures that would be in place if the application is approved, whereby registrant would monitor geothermal springs in and around Utah Lake and replace water that may diminish spring flows when pumping started at the Burgin Mine. Registrant also agreed as part of its application that it would purchase water rights to a specified quantity of water and agree not to remove the water from Utah Lake. Registrant cannot predict when and how the Utah State Engineer will decide the application. See "Item
6. Management's Discussion and Analysis or Plan of Operation.-(a) PLAN OF OPERATION-Burgin Mine." for further reference to the water appropriation application.

   The water appropriation that is being sought by registrant contemplates the building and operation by U.S. Filter of a water treatment facility under the terms of a Letter of Intent. See "Letter Of Intent With U.S. Filter Corporation Subsidiary.", above. The Letter of intent provides for the negotiation of a written agreement between registrant and U.S. Filter, under which U.S. Filter would construct a water treatment facility at a cost estimated by U.S. Filter to be approximately $100 million. If registrant's application for appropriation of Burgin Mine water is approved, the negotiations contemplated under the Letter of Intent will be initiated. Upon the construction of a water treatment facility, up to nine billion gallons of water annually can be treated and delivered to one or more areas within the Salt Lake Valley water system. The building and operation of a water treatment facility by U.S. Filter would result in the dewatering of the Burgin Mine and allow Tintic Utah Metals to move forward with the development and other preparatory work at the Burgin Mine and the completion of a feasibility study that would be used in connection with obtaining financing for a Burgin Mine mining project.

Projected Costs And Time Involving The Burgin Mine.

   If the Utah State Engineer approves registrant's application for Burgin Mine water appropriation, Tintic Utah Metals will then initiate detailed negotiations with U.S. Filter for the building of a water treatment facility at the site of the Burgin Mine. See "Registrant's Application For Appropriation Of Burgin Mine Water.", above. When a contract has been negotiated with U.S. Filter, or another company in the water treatment business if the Letter of Intent with U.S. Filter is terminated, registrant would then start a final feasibility study. The feasibility study would define the mining methods to be employed, including among other things, pre-engineering design for pumping, defining the structural steel and cement requirements, determining the locations where deep wells will be drilled and the overall evaluation of the Burgin Mine's main orebody. Registrant estimates that the final feasibility study will cost between $1,500,000 and $2,000,000. Under the terms of the Operating Agreement, a major production budget will need to be agreed upon between registrant and Korea Zinc. See "Operating Agreement.", above.

   The construction of a water treatment facility will take approximately two years, the cost of which will be borne by the builder, not registrant. During the first six month period of the facility's construction, registrant would be completing a feasibility study for the purpose of obtaining financing to bring the Burgin Mine into production. Registrant estimates that $35,000,000 would be required by Tintic Utah Metals for the completion of all underground rehabilitation and construction work required for start-up of the Burgin Mine. Registrant also estimates that the total time period required for both the building of the water treatment plant and the completion of all work necessary to begin mining operations would be approximately three years from the time the water appropriation application is approved. In order for Tintic Utah Metals to be able to go into full production at the Burgin Mine, each of the following events and conditions must occur or be fulfilled:
(i) the approval of the water appropriation application by the Utah State Engineer; (ii) the building of the water treatment facility to dewater the Burgin Mine; (iii) Tintic Utah Metals' completing a positive feasibility study; (iv) obtaining long term financing from a banking or other lending institution to fund the mining project; and (v) completion of all underground rehabilitation and construction work required for start-up of the Burgin Mine. No assurance can be given by registrant that all of the foregoing events and conditions necessary in order for Tintic Utah Metals to begin mining from the Burgin Mine will take place or be fulfilled. Registrant is currently unable to estimate the amount of ores that would be produced from the main Burgin Mine ore reserves if production were to begin from the Burgin Mine. See "Item 2. Description of Property.-Burgin Mine.-Proven and Probable Ore Reserves at the Burgin Mine." and "Item 6. Management's Discussion and Analysis Or Plan Of Operation.-(a) PLAN OF OPERATION-Burgin Mine."

Trixie Mine.

   General.   As the result of the merger in June 1996 of South
Standard Mining Company into registrant's 100% owned subsidiary, Chief Gold Mines, Inc. ("Chief Gold Mines"), 2,554 acres of patented mining properties located in the East Tintic District of Utah, including the Trixie Mine, are owned by Chief Gold Mines. See "Item 2. Description of Property.-Trixie Mine.-Brief History Of Trixie Mine."

   Surface Drilling Program At The Trixie Mine. A surface drilling program was initiated at the Trixie Mine in April 2000 and completed in July 2000. In May 2000, an independent assay laboratory confirmed the assay results covering a 30-foot gold and silver intercept in the first drillhole of the program. The assay report showed that the 30-foot intercept, at a depth between 630 and 660 feet, contained a per ton average grade of 3.2 ounces of gold and 7.1 ounces of silver, with grades through the 30-foot mineralized zone running between 1.4 and 6.3 ounces of gold and between 2.9 and 11.3 ounces of silver per ton. The first drillhole served as a focal point for follow-up drilling. The assay results of a later surface drillhole reported that a 35-foot intercept located at a depth between 655 and 690 feet, contained a per ton average grade of 6.7 ounces of gold and 9.6 ounces of silver, with grades through the first 35- foot section of the mineralized zone running between 2.1 and 17.1 ounces of gold per ton and between 2.9 and 11.3 ounces of silver per ton. The mineralized zone continued for an additional 50-foot section where, at a depth of between 690 and 740 feet, the intercept assayed at an average of 1.0 ounce of gold and 1.8 ounces of silver per ton.

   The results of the two drillholes described above, together with mineralization contained in five additional drillholes that penetrated the mineralized zone, confirmed the presence of an indicated orebody containing high grade gold and silver values. Utilizing grading procedures standard in the mining industry for high gold assays, the intervals in all Trixie Mine drillholes grading in excess of one ounce of gold per ton, have been reduced to a maximum of one ounce of gold per ton. Applying these grading restrictions to drilling results to date, the indicated orebody thus far discovered contains approximately 70,546 tons containing indicated ore at an average grade of three-quarters of an ounce of gold per ton and five ounces of silver per ton. The contained gold and silver in this estimated initial tonnage, subject to the same grading restrictions, equates to 52,808 ounces of gold and 351,539 ounces of silver.

   Work Performed By Tintic Utah Metals On Trixie Mine Projects. During the year 2000, registrant paid to Tintic Utah Metals approximately $1,319,000 to reimburse Tintic Utah Metals in full for work done by Tintic Utah Metals on projects conducted at the Trixie Mine. The Trixie Mine is located on property owned by registrant's 100% subsidiary, Chief Gold Mines. See "Item 6. Management's Discussion and Analysis Or Plan of Operation.-(a) PLAN OF OPERATION- Trixie Mine." for information concerning the drilling program and development work conducted on the Trixie Mine properties during the year 2000 and registrant's plans to begin mining from the Trixie Mine towards the end of the second quarter of 2001. See "Concentrating Mill.", above, and "Item 2. Description of Property.-Burgin Mine.-Concentration Mill." and "Item 6. Management's Discussion and Analysis Or Plan of Operation.-(a) PLAN OF OPERATION-Burgin Mine." for information concerning plans by Chief Gold Mines to process the ores mined from the Trixie Mine at the Burgin concentrator and the payment of processing fees by Chief Gold Mines to Tintic Utah Metals.

Main Tintic District.

   The area known as registrant's Main Tintic District consists of approximately 10,000 acres owned by registrant; this acreage is not a part of the property subject to the Tintic Utah Metals' Operating Agreement. See "Item 2. Description of Property.-Property Owned By Registrant In The Main Tintic District." and "Item 6. Management's Discussion and Analysis or Plan of Operation.-(a) PLAN OF OPERATION-Proposed Sale Of Real Estate For Development."

Item 2.  Description of Property.

Ownership And Interests In Acreage And Location.

   General.

   Registrant is the direct owner of, or has a membership or stock ownership interest in a total of approximately 19,300 acres of patented mining property in the Tintic and East Tintic Mining District, Juab and Utah Counties, and approximately 200 acres of unpatented mining claims in the same area. Title to the 19,300 acres of patented mining ground is vested in the owner of the land; the 200 acres of unpatented mining claims are possessory rights to land owned by the U.S. Government and are subject to rental payments and other conditions as to validity.

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

   Property Owned By Registrant In The Main Tintic District.

   Registrant owns approximately 7,000 acres in Eureka Valley near the City of Eureka, Utah in an area known as the Main Tintic District that registrant believes are suitable for residential and commercial building development. Registrant intends to sell portions of said acreage for development for residential and commercial use. There are no current plans to use the 7,000 acres for mining purposes. See "Item 1. Description of Business.-Main Tintic District." and "Item 6. Management's Discussion and Analysis or Plan of Operation.-(a) PLAN OF OPERATION-Proposed Sale Of Real Estate For Development." If proposed plans for the construction of the Legacy Highway southward from Salt Lake City, Utah that include Utah State Highway 68 are implemented, the new highway would pass within eight miles of Eureka Valley and would reduce the time of traveling by car from Eureka to Salt Lake City to under one hour.

   Central Standard Consolidated Mines.

   Registrant currently owns approximately 23% of the outstanding capital stock of Central Standard Consolidated Mines ("Central Standard"). Central Standard's mining property consists of 320 acres located in the north-central portion of the East Tintic Mining District. This property is surrounded by property owned by Tintic Utah Metals. The 320 acres owned by Central Standard Consolidated Mines is located about 2 miles from the Burgin Mine and the geologic characteristics of the Central Standard property are similar to those of the Trixie Mine. See "Property Owned By Tintic Utah Metals.", above.

   An Agreement and Plan of Merger dated October 4, 2000 was executed between registrant, Chief Gold Mines and Central Standard. The consummation of the merger is subject to the approval of the stockholders of Central Standard. It is anticipated that the meeting will be held during the second or third quarter of 2001. If the merger is approved by the stockholders of Central Standard, each stockholder of Central Standard will receive one share of registrant's common stock in exchange for each ten shares of Central Standard stock owned. If the merger is approved, registrant will issue approximately 190,000 shares of its common stock in the exchange and Central Standard's property will be transferred to registrant's wholly owned subsidiary, Chief Gold Mines. The closing price for registrant's common stock on the NASDAQ Small Caps market on October 5, 2000 (the date the merger agreement was executed) was $3.50 per share; the closing price for registrant's common shares on March 19, 2001 was $2.50 per share. Central Standard is not a reporting Company under the rules and regulations of the Securities and Exchange Commission. Registrant will file an SEC Form 4 to register its shares to be issued in the merger as part of the shareholder approval process.

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

   Proven And Probable Ore Reserves At The Burgin Mine.

   During the period from 1966 to 1978 that Kennecott operated the Burgin Mine, it did not report Burgin Mine ore reserves to registrant; however, Kennecott did report annually to registrant that one additional ton of ore was developed to replace every ton mined. When Sunshine leased the Burgin Mine in 1980, it conducted extensive surface and underground drilling programs and computed the property's proven and probable ore reserves. After the Burgin Mine was returned to registrant in 1992, registrant continued to have access to the reserves through the Apex Number 2 Shaft. Registrant utilized the shaft in an underground drilling program started by registrant and completed by Tintic Utah Metals when the Burgin Mine was transferred by registrant to Tintic Utah Metals in 1996. Tintic Utah Metals hired independent consultants to calculate the ore reserves based upon the results of the drilling program. The consultants substantiated Sunshine's earlier estimates of 1,032,173 tons of proven and probable ore reserves, with essentially the same grades. Tintic Utah Metal's consultants, as shown in the chart below, have estimated a total of 1,075,000 tons of proven and probable ore reserves. In addition, because of the extensive positive drilling results and the fact that over 1,800,000 tons of ore was produced from the Burgin Mine when Kennecott was operating under the Unit Lease, without Kennecott ever having drilled for reserves, there is a high degree of confidence by Tintic Utah Metals that inferred or possible resources currently estimated at 407,000 additional tons would probably be realized if the Burgin Mine became fully operational.

   A key factor in registrant's classification of the Burgin ores as proven and probable reserves, is registrant's application for the appropriation of Burgin Mine water filed with the Utah State Engineer in February 2000. If the application is approved and a water treatment facility is built, the dewatering of the Burgin Mine to its lowest planned operating level would be achieved, subject to the occurrence of the other events that must occur and the conditions to be fulfilled in order for the Burgin Mine to become fully operational. See "Item 1. Description of Business-Letter Of Intent With U.S. Filter Corporation Subsidiary.-Registrant's Application For Appropriation Of Burgin Mine Water. - Projected Costs And Time Involving The Burgin Mine."

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

   Tintic Utah Metals' Use Of Advances Received From Registrant.

   Tintic Utah Metals received advances from registrant totaling $6,018,000 during the period October 1, 1998 through December 31, 2000. See "Item 1. Description Of Business-Tintic Utah Metals LLC.-Operating Agreement.-Advances Made By Registrant During Option Period." The $3,618,000 in advances received during the year 2000 were used primarily in connection with the completion of renovation work at the Burgin concentrating mill that was started in 1998. See description of renovation work below. A portion of the advances in 2000 were also used to pay costs associated with the application to the Utah State Engineer to appropriate Burgin Mine water.

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

   Rehabilitation of the Trixie Shaft, including the mine's 600, 750, 1050, and 1200 level stations and the drifts going south on those levels, including long hold drilling to confirm mineralization encountered in a previous drilling program.

   Rehabilitation of the Burgin concentrating mill during both the period October 1, 1998 to December 31, 1999 and during the year ended December 31, 2000, converted the concentrator from a silver/lead/zinc concentrator to a precious metals (gold/silver) concentrator, including renovation of the building structure and attached side buildings, reconditioning of the primary and secondary crushing and grinding system, addition of gravity recovery system, replacement of the floatation system, reconditioning thickener tanks and filter systems, purchase and installation of large pieces of equipment, reconditioning the ball mill and installation of precious metals circuit to process Trixie Mine ore.

   Concentrating Mill.

   The concentrating mill (sometimes referred to as the concentrator), had been built by Kennecott when it was mining from the Burgin Mine under its lease of the Burgin property. The concentrator, approximately 24,000 square feet in size, was built to process up to 1,200 tons of lead and
zinc ore per day.   Tintic Utah Metals rehabilitated the concentrator to
a precious metals (gold/silver) concentrator, completing its renovation work in July 2000. The total cost of the renovation was approximately $1.8 million. See "Tintic Metals' Use Of Advances Received From Registrant", above, for a description of the renovation work done at the
concentrator.   In August 2000, ore processing operations to test the
concentrating mill were successfully completed, utilizing low grade Trixie dump material. These initial operations were geared to eliminate start-up problems and ensure that when high grade Trixie Mine ore is processed, recoveries will be maximized. The concentrator is now ready to process Trixie Mine gold and silver ore when mining operations begin from the new indicated orebody. See "Item 1. Description of Business.- Trixie Mine."

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

Trixie Mine.

   Brief History Of Trixie Mine.

   The Trixie Mine, is located on the 2,554 acres of property that was acquired by registrant's wholly owned subsidiary, Chief Gold Mines, in 1996 upon the merger of South Standard Mining Company ("South Standard"). South Standard was one of the landowners who joined in a Unit Lease to lease various properties to Kennecott. The Trixie Mine property was included in the land contributed by South Standard to the Unit Lease. Kennecott mined from the Trixie Mine, producing gold and silver that were by-products from a flux material that Kennecott used in connection with refining its copper ore from Kennecott's Bingham Canyon mining operation in Utah. During the period 1969 to 1992, Kennecott had reported to South Standard that it had mined 713,478 tons of flux ore, producing 150,048
ounces of gold and 4,670,289 ounces of silver.   In 1983, Kennecott sold
its interest in the Unit Lease to Sunshine, who operated the Trixie Mine for about nine years, producing similar ores for use as flux material. The Trixie Mine was received back by South Standard in 1992. South Standard continued shipping dump materials from the Trixie dump for several years after 1992, but it did not mine the Trixie Mine.

   Status of Trixie Mine

   See "Item 1. Description of Business.-Trixie Mine." and "Item 6. Management's Discussion and Analysis Or Plan Of Operation.-(a) PLAN OF OPERATION-Trixie Mine." for description of surface drilling program conducted at the Trixie Mine and plans to begin production from the Trixie Mine. See "Burgin Mine-Concentrating Mill", above, for description of how ore from the Trixie Mine will be processed at the concentrating mill.

Item 3.  Legal Proceedings.

   None.

Item 4.  Submission of Matters to a Vote of Security Holders.

   A Special Meeting in Lieu of Annual Meeting of registrant's shareholders was held on December 15, 2000. The proposals voted upon at the meeting and the results of such voting were as follows:

(1)	Election of directors to serve for the ensuing year and until their successors are duly elected and qualified. Management's slate of directors was elected at the meeting:

Management's Slate
of Directors Elected:       Votes Cast       Votes Withheld-   Broker Non-
Name of Director            For*             Individuals       Votes

Christopher A. Arnold       10,475,643       5,334             228,127
Thomas Bruderman            10,480,977         -               228,127
William R. Dimeling         10,475,643       5,334             228,127
Paul G. Hines               10,480,977         -               228,127
Robert E. Poll              10,480,977         -               228,127
Richard R. Schreiber        10,475,643       5,334             228,127
Leonard Weitz               10,480,977         -               228,127

(*Cumulative voting for Directors)

(2)	Proposal to replace certain outstanding nonqualified stock options held by three officers and directors of the Company and to approve and ratify new nonqualified stock options granted to two other directors of the Company, all as contained at Proposal "2" in registrant's Proxy Statement dated November 15, 2000 for the
Special Meeting In Lieu of Annual Meeting of Shareholders Held
December 15, 2000.

            Votes Cast        Votes       Abstentions       Broker
            For               Against     Individuals       Non-Votes

            9,887,588         636,230          -            546,883

   Approval of Proposal (2) required that the votes cast in favor of Proposal (2) exceed the votes cast against Proposal (2). Proposal (2) was approved by the shareholders at the meeting.

(3)	Proposal to approve the selection of the firm of Arthur Andersen
LLP as independent public accountants for registrant for the current fiscal year.

            Votes Cast         Votes       Abstentions      Broker
            For                Against     Individuals      Non-Votes

            10,509,756         16,729          -            399,027

   Approval of Proposal (3) required that the votes cast in favor of Proposal (3) exceed the votes cast against Proposal (3). Proposal (3) was approved by the shareholders at the meeting.


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

   High and low sales prices of registrant's common stock on The NASDAQ Stock Market for each quarterly period during the past two years are as follows:

2000 Market Price                   High        Low

First Quarter..................     3-1/8       1-15/16
Second Quarter.................     4-7/16      1-7/8
Third Quarter..................     4-5/16      2
Fourth Quarter.................     3-5/8       1

1999 Market Price                   High        Low

First Quarter..................     3-1/8       1-15/16
Second Quarter.................     5-1/8       2
Third Quarter..................     4-7/8       2-3/4
Fourth Quarter.................     4-1/8       1-3/4

   Approximate number of holders of record of registrant's common stock as of March 19, 2001- 1,900

   No cash dividends were declared during the years 2000 and 1999.

   There were no sales of securities by registrant during the year 2000.

Item 6.   Management's Discussion And Analysis Or Plan Of Operation.

(a)   PLAN OF OPERATION.

   Registrant had no revenues from mining operations during the year 2000 or during the period January 1, 2001 to March 19, 2001. Registrant's consolidated revenues of $172,302 in 2000 consisted of $1,198 in revenues from real estate sales and miscellaneous sources and $171,104 in revenues from interest. Registrant's consolidated revenues of $39,634 in 1999 consisted of $12,953 in revenues from real estate sales and miscellaneous sources and $26,681 in revenues from interest.

   Registrant's operating expenses increased $2,392,395 or approximately 154 percent to $3,947,975 for the year ended December 31, 2000 from $1,555,580 for the year ended December 31, 1999. The increase in expenses is primarily a result of the increased operating activity at Tintic Utah Metals and Chief Gold, two of registrant's subsidiaries. During 2000, Tintic Utah Metals was in the process of refurbishing its concentration mill and assay lab in preparation to process ore from the Trixie Mine. The increased activity at Chief Gold was primarily a result of developing the Trixie Mine for mining operations at the identified mineralized zone.

   Registrant's consolidated net loss for 2000 was $3,759,216 as compared to a consolidated net loss of $1,515,946 in 1999. The increase of $2,243,270 in the loss for 2000 as compared to the loss in 1999 resulted primarily from exploration, rehabilitation and development work at registrant's Trixie Mine and registrant's allocated full share of the loss for Tintic Utah Metals in 2000 was in accordance with the Operating Agreement, due to certain advances made by registrant to Tintic Utah Metals during 2000.

Cash Needs of Registrant.

   During the year ended December 31, 2000, registrant's operations used $4,073,134 of cash, an increase of $3,044,214 or approximately 296 percent from $1,028,920 for the year ended December 31, 1999. The increase in cash used in operations is a result of the increased activity at Tintic Utah Metals and Chief Gold. In addition, registrant used $1,920,784 of cash in purchasing property and equipment for the concentration mill, assay lab and Trixie Mine, mining development costs and other similar investing activities for the year ended December 31, 2000. For the year ended December 31, 1999, registrant used $1,007,609 of cash for similar type purchases.

   Various events that are expected to occur over the next several months will determine the extent of the term cash needs of registrant during the remainder of 2001, the most significant factors being the costs to be incurred at the Trixie Mine until revenues from the Mine begin to offset those costs, and the outcome of registrant's application to appropriate water from the Burgin Mine. If the revenues from the Trixie Mine should begin to materially exceed the costs of the Trixie operation in the future, the excess funds would be available to registrant for use in other areas of its operations. If the application to appropriate water from the Burgin Mine is approved by the Utah State Engineer, it will set in motion negotiations by registrant for the building of a water treatment facility by U.S. Filter as contemplated under registrant's letter of Intent with U.S. Filter. If such approval is given, Tintic Utah Metals would proceed with a feasibility study, and also begin mine development and other activities at the Burgin Mine. See "Item 1. Description of Business.-Registrant's Application For Appropriation Of Burgin Mine Water.-Projected Costs And Time Involving The Burgin Mine.-Trixie Mine."

   In order to provide registrant with funds that will be needed over the next twelve months, registrant in March 2001 initiated a private placement of unregistered shares of its common stock to purchasers who qualified as accredited investors under Securities and Exchange Commission Regulation D of the Securities Act of 1933. The stock offering is for a total of 1,000,000 shares of common stock to be sold by registrant at $2 per share. The offering price for the shares was based upon a 10% discount from the $2.21 average closing price on the twenty-two trading days during the month of January 2001 for registrant's shares on the NASDAQ market. Registrant's Board of Directors approved the private placement on February 2, 2001. A total of 895,000 shares were sold and registrant received cash proceeds of $1,790,000 from the sales. No commissions were paid in connection with the offering. Registrant had $1,145,000 cash on hand at March 19, 2001. Registrant expects to use those cash funds primarily for the following purposes: to continue making advances to Tintic Utah Metals, to pay Tintic Utah Metals for work to be done by Tintic Utah Metals at the Trixie Mine, and to pay Tintic Utah Metals fees for the processing of ore mined from the Trixie Mine; to provide additional working capital to registrant to be used for corporate
expenses; and to pursue other projects of registrant.   Registrant
believes that it has adequate funds to meet its operating needs for 2001. Registrant would reduce its cash expenditures in the event of any shortfall of funds, or it would raise additional funds through the sale of unregistered stock or some other financing arrangement.

Trixie Mine.

   Registrant anticipates that ores will be mined from the Trixie Mine beginning in the second quarter of 2001. The mining will initially take place on the 750-foot level of the Mine. Mining from the 600-foot level will not begin until drifting work from the Trixie Shaft is connected with the secondary escape shaft 1,200 feet to the south. As of March 19, 2001, the drift from the Trixie Shaft was within approximately 550-feet of the secondary escape shaft.

   The ore from the initial production at the 750-foot level will be moved to the concentrating mill and stockpiled until sufficient ore is accumulated to economically justify the start up of Tintic Utah Metal's concentrator to process the ore. Based upon current estimates, the processing of the Trixie Mine ore will begin early in the third quarter of 2001. See "Item 1. Description of Business.-Trixie Mine." for description of assay values obtained from the surface drilling program at the Trixie Mine. See "Item 2. Description of Property.-Concentrating Mill." for description of how the Trixie Mine ore will be processed at the concentrator and sold by Chief Gold Mines to refineries and smelters.

   Registrant cannot estimate at this time the amount of revenues it will receive when production and processing of the Trixie Mine ore begins, or when such revenues will be sufficient for registrant to realize a positive cash flow from the Trixie Mine mining operation.

Burgin Mine.

   The extent of progress to be made by Tintic Utah Metals and registrant at the Burgin Mine during 2001 is largely dependant upon the decision of the Utah State Engineer on registrant's application to appropriate water from the Burgin Mine. See "Item 1. Description of Business.-Registrant's Application For Appropriation Of Burgin Mine Water." for description of registrant's plans for the development of the Burgin Mine if the application is approved, including negotiations to be initiated with U.S. Filter for the building of a water treatment facility. Also see "Item 1. Description of Business.-Letter of Intent With U.S. Filter Corporation Subsidiary." If any such negotiations with U.S. Filter are not successful, registrant would discuss the construction of a water treatment facility with other companies in the water treatment business. Registrant intends to pursue all legal remedies available to it to reverse any negative determination on the application by the Utah State Engineer. Registrant believes that the decision of the Utah State Engineer on its application to appropriate Burgin Mine Water will be issued during the second quarter of 2001.

Development Of Surface Real Estate For Residential And Commercial Use.

   As stated at "Item 2. Description of Property.", registrant owns approximately 10,000 acres in the Main Tintic District. Registrant believes that approximately 7,000 acres in this area are suitable for development for use as residential and commercial property. This potential use has been significantly enhanced by plans of the State of Utah to widen and extend State Route 68 south, running parallel to the
Tintic Valley.   The travel time from registrant's property to Salt Lake
City will be significantly reduced by the building of this new major road, which will be called "The Legacy Highway." Registrant will, during the remainder of 2001, study the feasibility of developing the properties for residential and commercial use and consider various alternatives it may have if studies show it is economically viable to do so.

Item 7.  Financial Statements.

   The Financial Statements of registrant are filed pursuant to this item of the report. See index to Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.


                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

   The name and age of each of the registrant's directors and executive officers and the positions and offices with the registrant held by him are:

Name of
Registrant's
Directors(1) and             Offices with     Term During Which
Executive Officers      Age  Registrant       Served in Office

Christopher A. Arnold	30   Director         Director since
                                              December 1999.

Thomas Bruderman        58   Director         Director since
                                              December 1999; Secretary-
                                              Treasurer since
                                              March 16, 2001.

Eugene L. Cooke         73   Director         Director since
                                              March 2001.

William R. Dimeling     59   Director         Director since
                                              December 1999.

Paul G. Hines           63   Director         Director since 1994.


Robert E. Poll          52   Director         Director since
                                              December 1999.

Richard R. Schreiber    45   Director         Director since
                                              December 1999.

Leonard Weitz           71   Director;        Chairman;
                             President,       Executive Officer
                             Chairman of the  since 1971;
                             Board and Chief  President 1971 to
                             Executive        1993 and 1996 to present.
                             Officer.

(1)	Each of the directors, other than Eugene L. Cooke,  was elected to serve as a director for the ensuing year and until his successor is duly elected and qualified at the meeting of shareholders held on December 15, 2000. On March 16, 2001, the Board of Directors amended the by-laws of registrant to provide that the Board shall consist of not less than five nor more than nine members (See Exhibit A). Eugene L. Cooke was elected a director by the Board of Directors of the registrant on March 16, 2001.

The following is a brief account of the business experience during the past five years of each director and executive officer named above.

Christopher A. Arnold       A principal of Dimeling, Schreiber & Park,
                            a private investment partnership that
                            makes private equity investments in a broad range of middle market companies, from September 1999 to present. Various positions with General Electric Capital Corporation, a diversified financial services company from prior to 1996 to September 1999.

Thomas Bruderman            Secretary and Treasurer of registrant since
                            March 16, 2001. Corporate communications consulting, investment banking transactions and investment management conducted through
                            Canterbury Companies Inc., as President, since prior to 1996. Corporate communications consultant for the Company from 1996 to November
                            1999.

Eugene L. Cooke             Chairman of New Harbor Financial Corporation,
                            a private investment company concentrating on real estate, real estate development, and early stage corporate entities, since prior to 1996.


William R. Dimeling         A principal of Dimeling, Schreiber & Park, a
                            private investment partnership that makes private equity investments in a broad range of middle market companies, since prior to 1996.

Paul G. Hines               Financial and management consultant, since prior
                            to 1996.

Robert E. Poll              Financial and management consulting through
                            Poll Financial, LLC, as Managing Director, since
                            January 1998; Managing Director of Lazard Freres &
                            Co. from prior to 1996 to December 1997 -
                            Manager of Public Finance and Municipal Bond
                            Departments and other investment banking activities;
                            Trustee of Citizens Budget Commission of New York since 1997.


Richard R. Schreiber        A principal of Dimeling, Schreiber & Park,
                            a private investment partnership that
                            makes private equity investments in a broad range of middle market companies, since prior to 1996.

Leonard Weitz               Chairman and Chief Executive Officer of
                            registrant since 1971; President from 1971 to 1993 and 1996 to present.

   Registrant is not aware of any person who, at any time during the year 2000 was a director, officer or beneficial owner of more than 10 percent of registrant's common stock who failed to file on a timely basis, reports required by Section 16(a) during 2000 or prior years.

Item 10.  Executive Compensation.

   The following information is presented concerning the compensation of Leonard Weitz, President, Chairman and Chief Executive Officer of registrant, for each of registrant's last three completed fiscal years.

                        SUMMARY COMPENSATION TABLE

Name and                Annual         Long-Term
Principal               Compensation   Compensation     All Other
Position        Year    Salary         Awards-Options   Compensation

Leonard Weitz*  2000	$225,000(1)       (2)                -
                1999    $175,000(1)        -                 -
                1998    $175,000(1)        -                 -

*President, Chairman and Chief Executive Officer.

(1) During the years 1998 and 1999, Leonard Weitz received annual base salary of $175,000 under the terms of an employment agreement dated as of September 1, 1996. Under the terms of that employment agreement, Leonard Weitz was employed as Chairman, President and Chief Executive Officer of registrant for a five year period ending August 31, 2001 and would, in addition to the base salary, receive such bonuses as the Board of Directors of registrant determined. No bonuses were awarded to Leonard Weitz during 1998 or 1999. On February 16, 2000, the Board of Directors approved a new employment agreement that superceded and canceled the September 1, 1996 employment agreement. The new employment agreement between registrant and Leonard Weitz became effective as of January 1, 2000 and is for a five year term ending December 31, 2004. Under the terms of the new employment agreement, Leonard Weitz will continue to be employed as Chairman, President and Chief Executive Officer of registrant and he will receive an annual base salary of $225,000 and such bonuses as the Board of Directors of registrant may determine.

(2) See "Option Grants During Fiscal Year Ended December 31, 2000" and "Option Exercises During Fiscal Year Ended December 31, 2000 and Option Values on December 31, 2000", below, for information concerning nonqualified replacement option to purchase 60,000 shares granted to Leonard Weitz by the Board of Directors of registrant on January 21, 2000 and approved by the shareholders on December 15, 2000.

        OPTION GRANTS DURING FISCAL YEAR ENDED DECEMBER 31, 2000

   The following table contains, with respect to stock options granted to Leonard Weitz, information as to the number of shares of common stock underlying the options granted during the year 2000, the percentage of total options granted to employees of registrant during the year 2000, the exercise price per share and the expiration date of the options.

                                Percent of
             Number of Shares   Total Options
             Of Common Stock    Granted to
             Underlying Options Employees in   Exercise Price  Expiration
Name         Granted            2000           Per Share       Date

Leonard Weitz  60,000(1)(2)     50%            $2.1875(3)      1/20/10


(1)	Replacement option granted by Board of Directors of registrant on
January 21, 2000 and approved by shareholders of registrant on
December 15, 2000.  The option replaced a previously granted option for 60,000 shares that had been approved by the shareholders having an exercise price of $7 per share and an expiration date of August
7, 2006.  See "Option Exercises During Fiscal Year Ended December
31, 2000 and Option Values On December 31, 2000" and "Table of
Stock Options Currently Outstanding", below.
(2)	Leonard Weitz may exercise all or a part of the option so long as he continuously remains a director or officer, but in no event later than the expiration date of the option, except his personal representatives may exercise within twelve months from date of death.
(3)	The exercise price was the market price of the common stock on the date of grant.

               OPTION EXERCISES DURING FISCAL YEAR
             ENDED DECEMBER 31, 2000 AND OPTION VALUES
                       ON DECEMBER 31, 2000

   The following table contains, with respect to stock options held by Leonard Weitz, information as to options exercised during the year 2000, the aggregate dollar value realized upon exercise, the total number of unexercised options held on December 31, 2000 and the aggregate dollar value of the in-the-money, unexercised options held on December 31, 2000.


           Shares                                      Value of Unexercised
           Acquired or  Value    Number of Unexercised in-the-money options
Name       Exercised    Realized Options at 12/31/00(1)at 12/31/00(4)

Nonqualified:

Leonard Weitz   None 	None	       120,000(2)(3)              None

(1) All options held are fully exercisable.
(2) The exercise prices per share and expiration dates of the options are as follows: 30,000 exercisable at $3.50, expiring December 9, 2003; 30,000 exercisable at $3.50, expiring September 18, 2004; and 60,000 exercisable at $2.1875, expiring January 20, 2010.
(3)  Nonqualified stock options approved by shareholders.
(4) Values are calculated by subtracting the exercise price from the $1.88 per share closing price of the registrant's common stock on The Nasdaq Stock Market on December 31, 2000.

Compensation of Directors

   Leonard Weitz, Chairman of the Board and Chief Executive Officer of registrant, is employed through December 31, 2004 under an employment agreement dated as of January 1, 2000. See footnote (1) to "Summary Compensation Table", above, for further details concerning Leonard Weitz's current employment agreement.

   During 2000, each director who was not an officer of the Company received an annual fee of $8,000; no attendance fees were paid.
Directors of registrant, other than directors who are also officers, are paid a fee for services in connection with special assignments based upon the nature of the services and the time spent. During the year 2000, registrant's Board of Directors requested Robert E. Poll, a director, to prepare and submit to the Board a report to provide the Board with a suggested price range and the manner of offer for the possible acquisition of Central Standard Consolidated Mines by registrant. Robert
E. Poll received a fee of $15,000 in connection with his preparation of the report. See "Item 2. Description of Property.-Central Standard Consolidated Mines."

   On December 15, 2000, the shareholders of registrant approved stock options that had been granted by the Board of Directors on January 21, 2000 to the following four directors: Leonard Weitz, Thomas Bruderman,
Paul G. Hines, and Robert E. Poll.   See "Option Grants During Fiscal
Year Ended December 31, 2000" for information on option issued to Leonard Weitz. Thomas Bruderman, Paul G. Hines, and Robert E. Poll were each issued options for 60,000 shares of common stock at an exercise price of $2.1875 per share and expiring January 20, 2010. The option issued to Paul G. Hines was a replacement option for the following two options previously approved by the shareholders: option for 40,000 shares at an exercise price of $6.9375 expiring December 5, 2005 and option for 20,000 shares at an exercise price of $7 per share expiring August 7, 2006.

   On March 16, 2001, the Board of Directors established a Strategic Planning and Review Committee comprised of directors Thomas Bruderman and Robert E. Poll, and charged them to review and evaluate registrant's current activities regarding registrant's assets and to report back to the Board upon the Committee's recommendations on any changes regarding registrant's strategic approach to optimizing the use and value of its assets. Thomas Bruderman and Robert E. Poll will each be paid a fee of $10,000 per month for their services on the Committee during the period that substantial time is required to be spent on Committee matters.

            TABLE OF STOCK OPTIONS CURRENTLY OUTSTANDING

   The following table shows information with respect to outstanding nonqualified stock options held by directors of the registrant on March 19, 2001. All of these options were approved by the shareholders of registrant.

                                                                 Exercise
Name of            Date of     Expiration Date   No. of Shares   Price
Director(1)        Grant       of Option         Under Option    Per Share(2)

Leonard  Weitz     12/10/93    12/9/03           30,000          $3.50
                   9/19/94     9/18/04           30,000           3.50
                   1/21/00     1/20/10           60,000           2.1875

Thomas Bruderman   1/21/00     1/20/10           60,000           2.1875

Paul G. Hines      9/19/94     9/18/04           60,000           3.50
                   1/21/00     1/20/10           60,000           2.1875

Robert E. Poll     1/21/00     1/20/10           60,000           2.1875

(1) The optionee may exercise all or a part of the option so long as he continuously remains a director or officer, but in no event later than the expiration date of the option, except his personal representatives may exercise within twelve months from date of death.
(2) The exercise price was the market price of the common stock on the date of grant.

	No director exercised in 2000 any stock options held by him.

   On March 16, 2001, registrant's Board of Directors granted nonqualified options to purchase 60,000 shares of registrant's common stock, subject to the approval of shareholders at the next shareholders meeting, to each of the following directors: Thomas Bruderman, Eugene L. Cooke and Robert E. Poll. The exercise price for each of the options is $2.438 per share, the closing price of registrant's common stock on the NASDAQ market on March 15, 2001.

   William R. Dimeling, Richard R. Schreiber and Christopher A. Arnold, directors of registrant, are principals of Dimeling, Schreiber & Park. See footnote 4 of "Item 11. Security Ownership of Certain Beneficial Owners and Management." for information concerning 280,000 shares of registrant's convertible common stock issued on December 30, 2000 to Dimeling, Schreiber & Park representing the annual 8% stock dividend on 3,500,000 shares of redeemable convertible common stock owned by Dimeling, Schreiber & Park, as the General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP.

   See "Item 11. Security Ownership of Certain Beneficial Owners and Management." for additional information concerning the above stock options held by directors. Registrant has never issued any stock appreciation rights to its officers and directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

   (a) The following table shows as of March 19, 2001, stock ownership of all persons known to management, to be beneficial owners of more than 5% of the common stock of the registrant.

Name and Address of           Amount and Nature of    Percentage
Beneficial Owners             Beneficial Ownership    of Class

Estate of William E. Simon    558,600 shares (1)      6.27%(2)
310 South Street
Morristown, NJ 07962

Robert R. Hermann             492,500 shares          5.54%(2)
7701 Forsyth St.
Clayton, MO 63105

Dimeling, Schreiber &       3,780,000 shares (3)(4)  29.82%
Park, as General Partner
Of Dimeling, Schreiber &
Park Reorganization
Fund II, LP
1629 Locust Street
Philadelphia, PA 19103

(1) 308,600 shares owned by the Estate of William E. Simon; 250,000 shares owned by a corporation in which the Estate of William E. Simon has shared power to direct the vote and disposition of the Company's shares held by the corporation by virtue of the Estate's ownership of voting stock in said corporation.
(2)  Percentage based upon current number of registrant's
outstanding shares of common stock, without regard to the conversion rights of the holder of registrant's convertible common stock described at footnote (4), below. If such convertible common shares were converted into shares of common stock by the holder, the percentage would be reduced below 5%.
(3)  William R. Dimeling, Richard R. Schreiber and Christopher A.
Arnold, directors of registrant, are principals of Dimeling, Schreiber &
Park.
(4) Dimeling, Schreiber & Park, in its capacity as General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, a Delaware limited partnership, owns 3,780,000 shares of registrant's $0.50 par value convertible common stock. These shares are convertible into a like
number of registrant's common stock at no additional cost.   The
percentage shown is based upon the current number of registrant's outstanding shares of common stock together with the 3,780,000 shares of outstanding convertible common stock. Dimeling, Schreiber & Park will receive an additional number of shares of convertible common stock by way of an 8% annual stock dividend based upon the number of shares of convertible common stock then owned. Dimeling, Schreiber and Park received 280,000 shares on December 30, 2000 as an 8% dividend on the 3,500,000 shares it owned at that time. Dimeling, Schreiber & Park, in its capacity as General Partner, also has the right to purchase an additional 5,000,000 shares of convertible common stock from registrant, which right to purchase expires December 31, 2002. If the additional 5,000,000 shares are purchased, the above percentage would be increased to 49.6%. In addition, Dimeling, Schreiber & Park, in its capacity as General Partner, holds warrants to purchase additional shares of convertible common stock that expire December 31, 2004, however, it may not make purchases which would, assuming conversion of all convertible common stock, result in Dimeling, Schreiber & Park, in its capacity as General Partner, owning more than 68% of registrant's outstanding common stock. The holder of the convertible common stock has voting rights identical to the voting rights of the holders of registrant's common stock. See "Item 13. Certain Relationships and Related Transactions." for information concerning the acquisition of the convertible common stock and warrants by Dimeling, Schreiber & Park, in its capacity as General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP and directorships in registrant held by three principals of Dimeling, Schreiber & Park.

   (b) The equity securities of registrant beneficially owned by all directors and officers, and by directors officers of registrant as a group, as of March 19, 2001, are:

Title
of               Name and Address      Amount and Nature of    Percentage
Class            of Beneficial Owner   Beneficial Ownership*   of Class

Common Stock
$0.05 par value:
                 Christopher A. Arnold**      5,200(1)            .05%
                 1629 Locust Street
                 Philadelphia, PA 19103

                 Thomas Bruderman           116,100(2)           1.30%
                 1573 Bronson Road
                 Fairfield, CT 06430

                 Eugene L. Cooke            200,000              2.24%
                 108 S.E. 8th Avenue
                 Fort Lauderdale, FL 33301

                 William R. Dimeling**          200                0%
                 1629 Locust Street
                 Philadelphia, PA 19103

                 Paul G. Hines              130,000(3)          1.44%
                 17 Trachelle Lane
                 Charleston, SC  29407

                 Robert E. Poll             235,000(4)          2.62%
                 225 West 86th Street
                 New York, NY 10024

                 Richard R. Schreiber**         200              0%
                 1629 Locust Street
                 Philadelphia, PA 19103

                 Leonard Weitz              191,510(5)(6)      2.12%
                 500 Fifth Avenue
                 New York, NY 10110

                 Owned by all directors     878,210(7)         9.50%
                 and officers as a group

Preferred
Stock, $0.50
Par value:	None

* Each director and officer has sole voting and investment power with respect to shares owned.

** Principal of Dimeling Schreiber & Park. See footnote (4) to part (a) of this "Item 11. Security Ownership of Certain Beneficial Owners and Management." and "Item 12. Certain Relationships and Related
Transactions." for information concerning the acquisition of the convertible common stock and warrants by Dimelin g, Schreiber & Park, in its capacity as General Partner of Dimeling, Schreiber & Park
Reorganization Fund II, LP.

(1) Includes 5,000 shares held in IRA account.
(2) Includes nonqualified stock options previously approved by the shareholders to purchase 60,000 shares held by Thomas Bruderman. Does not include 8,000 shares of common stock and 6,000 shares of preferred stock owned by Thomas Bruderman's wife, in which shares Thomas Bruderman disclaims any beneficial interest.
(3) Includes nonqualified stock options previously approved by the shareholders to purchase 120,000 shares held by Paul G. Hines. Also includes 10,000 shares held in IRA account.
(4) Includes nonqualified stock options previously approved by the shareholders to purchase 60,000 shares held by Robert E. Poll.
(5) Includes nonqualified stock options previously approved by the shareholders to purchase 120,000 shares held by Leonard Weitz. Also includes 8,000 shares held in IRA account and 40,000 shares owned jointly with Leonard Weitz's wife.
(6) Does not include 20,000 shares owned by Leonard Weitz's wife, in which shares Leonard Weitz disclaims any beneficial interest.
(7) Includes options to purchase an aggregate of 360,000 shares as referred to at footnotes (2), (3), (4), (5) and (6) above. All options may be exercised by the directors or officers holding same within 60 days.

Item 12.  Certain Relationships and Related Transactions.

   At the Special Meeting In Lieu Of Annual Meeting Of Shareholders of registrant held December 29, 1999 ("the shareholders meeting") , the shareholders approved, among other things, a stock purchase agreement and a warrant. Dimeling, Schreiber & Park, in its capacity as General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP ("Fund II"), pursuant to the terms of the Stock Purchase Agreement, purchased 3,500,000 shares of registrant's convertible common stock on December 30, 1999 and has the right to purchase an additional 5,000,000 shares on or
before December 31, 2002.   The warrant approved by the shareholders
gives Dimeling, Schreiber & Park, in its capacity as General Partner, the right to purchase additional shares of the convertible common stock, provided that its stock ownership does not exceed 68% of registrant's outstanding shares of common stock (assuming conversion of the convertible common stock into shares of common stock). See footnote (4) to part (a) of "Item 11. Security Ownership of Certain Beneficial Owners and Management."

   William R. Dimeling, Richard R. Schreiber and Christopher A. Arnold, directors of registrant, are general partners of Dimeling, Schreiber & Park. Since Dimeling, Schreiber & Park is acting in the stock purchase transaction in its capacity as the General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, each of the aforesaid three directors has a material interest in the transaction involving the sale of the convertible common stock by registrant. As of March 19, 2001, Dimeling, Schreiber & Park, as General Partner of Fund II, was the beneficial owner of 29.82% of registrant's common stock (assuming conversion of the convertible common stock into shares of common stock). See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

   In March 2001, registrant initiated a private placement for the sale of 1,000,000 unregistered shares of its common stock at a price of $2 per share to accredited investors (the "private placement"). In order to expedite the sale of the shares, Dimeling, Schreiber & Park entered into separate agreements with purchasers of the shares under the private placement that gives each such purchaser the right at a later date and for a limited time to require Dimeling, Schreiber & Park to purchase from such purchaser the shares that the purchaser had bought from registrant under the private placement at the same $2 price per share. As of March 19, 2001, there have been ten purchasers of registrant's shares under the private placement with whom Dimeling, Schreiber & Park have entered into separate agreements covering a total of 870,000 shares. Dimeling, Schreiber & Park has indicated to registrant that it will continue to enter into similar agreements with additional purchasers who acquire shares from registrant for the remaining 105,000 shares under the private placement. If registrant sells the full 1,000,000 shares of its common stock under the terms of its private placement and Dimeling, Schreiber & Park enters into similar agreements with all the purchasers of those shares, Dimeling, Schreiber & Park could be required under those agreements to purchase up to 1,000,000 shares of registrant's common stock. As set forth above, William R. Dimeling, Richard R. Schreiber and Christopher A. Arnold, directors of registrant, are principals of Dimeling, Schreiber & Park. The right of the purchaser of registrant's shares of common stock under the private placement to require Dimeling, Schreiber & Park to purchase those shares can only be exercised during a five-day period during March 2002. Any shares of registrant's common stock purchased by Dimeling, Schreiber & Park under the terms of Dimeling, Schreiber & Park's agreements with the purchasers under the private placement will be purchased for the account of Dimeling, Schreiber & Park, and not on behalf of Fund II. Registrant is not a party to the agreements between Dimeling, Schreiber & Park and the purchasers, and accordingly, registrant will have no obligation to repurchase any of the shares it sells under the private placement. The private placement terminates on June 30, 2001 or such earlier date that a total of 1,000,000 shares are sold. See "Item 6. Management's Discussion and Analysis or Plan of Operation. - PLAN OF OPERATION - Cash Needs of Registrant."

Item 13.  Exhibits and Reports on Form 8-K.

(a) Description of Exhibits required to be filed by Item 601 of Regulation S-B.

(The numbers shown below next to each exhibit are keyed to Exhibit Table of Item 601 of Regulation S-B.)

"2." Agreement and Plan of Merger dated October 4, 2000 among registrant, Chief Gold Mines, Inc. and Central Standard
Consolidated Mines, a copy of which was filed with the Securities and Exchange Commission as part of registrant's Form 10-QSB report for the quarterly period ended September 30, 2000.

"3." Articles of Incorporation and By-laws:

Registrant hereby incorporates by reference (i) registrant's Restated Articles of Incorporation that were annexed as Exhibit A to registrant's Proxy Statement For The Special Meeting In Lieu Of Annual Meeting Of Shareholders held December 29, 1999 (Restated Articles approved at meeting); and (ii) registrant's By-laws previously filed with the Securities and Exchange Commission. A copy of an amendment dated October 16, 2001 to
Article III, Section 2 of registrant's By-laws is filed with this report as Exhibit "A".

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

"(11)" Not applicable.

"(13)" 2000 Annual Report To Shareholders not yet furnished to
shareholders as of the             filing date of this report.

"(16)" Not applicable.

"(18)" Not applicable.

"(21)" A list of subsidiaries of registrant is filed with this report and marked as Exhibit "B".

"(22)" Not applicable.

"(23)" Not applicable.

"(24)" Not applicable.

"(27)" Not applicable.

"(99)" Not applicable.

(b)   Reports filed on Form 8-K.

 	   None.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

This Form 10-KSB report contains statements which are not historical facts, such as anticipated production, exploration results and costs and therefore are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, expected or implied. These risks and uncertainties include, but are not limited to, the following: registrant's cash is not sufficient to complete the intended work and projects; even if the amount of cash available is sufficient to complete the work and projects, registrant is unable to initiate profitable mining activities at the Trixie Mine; registrant's application for appropriation of water from the Burgin Mine is rejected by the Utah State Engineer, necessitating registrant to seek alternative methods for dewatering the Burgin Mine; even if the water appropriation application is approved, a water treatment facility is not built or if built, mining from the Burgin Mine is not commercially feasible; registrant is unable to obtain long term financing to fund the Burgin mining project if registrant's application for appropriation of water from the Burgin Mine is approved; registrant is unable to sell any of its real estate for residential or commercial use. Refer to registrant's Forms 10-QSB filed with the Securities and Exchange Commission.



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

Date                           March 29, 2001

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/ Thomas Bruderman
	                     (Signature and Title)
                             Thomas Bruderman
                   Secretary and Treasurer, Principal Financial Officer
                          and Principal Accounting Officer

Date                            March 29, 2001

By /s/ Christopher A. Arnold
                           (Signature and Title)
                            Christopher A. Arnold
                                  Director

Date                            March 29, 2001


By /s/ Thomas Bruderman
                            (Signature and Title)
                               Thomas Bruderman
                                   Director

Date                            March 29, 2001


By /s/ Eugene L. Cooke
                             (Signature and Title)
                               Eugene L. Cooke
                                  Director

Date                            March 29, 2001


By /s/ William R. Dimeling
                             (Signature and Title)
                              William R. Dimeling
                                   Director

Date                            March 29, 2001


By /s/ Paul G. Hines
	                       (Signature and Title)
                                Paul G. Hines
                                   Director

Date                            March 29, 2001


By /s/ Robert E. Poll
                               (Signature and Title)
                                 Robert E. Poll
                                   Director

Date                            March 29, 2001


By /s/ Richard R. Schreiber
                               (Signature and Title)
                                 Richard R. Schreiber
                                     Director

Date                            March 29, 2001




EXHIBIT A



                        AMENDMENT TO ARTICLE III, SECTION 2
                        OF THE BY-LAWS OF CHIEF CONSOLIDATED
                                   MINING COMPANY


	At a meeting of the Board of Directors duly held on March 16, 2001, the following resolution was unanimously adopted and approved:

	RESOLVED: that ARTICLE III, Section 2 of the By-laws of the Company is hereby amended by deleting said Section 2 in its entirety and substituting in its place and stead the following new Section 2 to
ARTICLE III:

      "The affairs and business of the Company shall be managed by a Board of not less than five (5) persons, nor more than nine (9) persons; directors shall be stockholders of record."



********



EXHIBIT B


Subsidiaries of Chief Consolidated Mining Company

                                            State of Incorporation
    Name of Subsidiary*                        or Organization

Tintic Utah Metals LLC	                         Colorado
Chief Gold Mines, Inc.                           Delaware
American Star Mining Company                     Utah
Eagle & Blue Bell Mining Company                 Utah
East Crown Point Consolidated Mining Company     Utah
Eureka Mines Company                             Utah



_____________
*Each subsidiary does business under the same name as shown above.



CHIEF CONSOLIDATED MINING COMPANY
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000
AND FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999

TOGETHER WITH REPORT OF
INDEPENDENT PUBLIC ACCOUNTANTS

                       Index to Financial Statements

                     Chief Consolidated Mining Company

                                                     Page

Report of Independent Public Accountants             F-2
Financial Statements:
   Consolidated Balance Sheet                        F-3
   Consolidated Statements of Operations             F-4
   Consolidated Statements of Shareholders' Equity   F-5
   Consolidated Statements of Cash Flows             F-7
   Notes to Consolidated Financial Statements        F-8


Schedules are omitted either because they are not required or because the required information is contained in the financial statements or notes thereto.


Report of Independent Public Accountants

To Chief Consolidated Mining Company:

We have audited the accompanying consolidated balance sheet of Chief Consolidated Mining Company (an Arizona corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the accompanying consolidated financial statements, $8,673,079 of the Company's assets consist of mining claims and properties for which significant additional development costs must be incurred to bring these mining properties into production. The realization of the Company's investments in mining claims and properties is dependent upon the ability of the Company and/or its joint venture partner to obtain the required capital and government permits to complete the development of the mining properties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chief Consolidated Mining Company and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.



Salt Lake City, Utah
March 26, 2001


CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheet
As of December 31, 2000


Assets

Current assets:

Cash and cash equivalents                            $   890,859
Other current assets                                      69,269

              Total current assets                       960,128
Investment in Central Standard
  Consolidated Mines                                       75,494
Advances to Central Standard
  Consolidated Mines                                       48,150
Mining claims and properties, less accumulated
 depletion of $819,444                                  8,673,079
Machinery and equipment, less accumulated
  depreciation of $215,011                              2,516,415
Other assets                                              166,031

                 Total assets                         $12,439,297

Liabilities and Shareholders' Equity

Current liability:
  Accounts payable                                  $     161,912

Accrued reclamation costs                                 389,800

Minority interest                                       2,485,024

Redeemable convertible common stock,
   3,500,000 shares issued and outstanding              4,077,932

Commitments and contingencies (Notes 1 and 7)

Shareholders' equity:
   Preferred stock, $0.50 par value; 1,500,000
     shares authorized, 11,115 shares outstanding
     with a liquidation value of $5,557                    5,557
   Convertible common stock, $0.50 par value;
     30,000,000 shares authorized, 3,780,000 shares
     outstanding (including the 3,500,000 shares of
     redeemable convertible common stock above)          140,000
   Common stock, $0.50 par value; 20,000,000 shares
     authorized, 8,061,153 shares outstanding,
     16,441 shares held in treasury with a zero cost   4,012,328
   Additional paid-in capital                         15,413,449
   Stock purchase rights                               3,321,747
   Deferred compensation                                 (18,300)
   Notes receivable from shareholders                    (29,170)
   Accumulated deficit                               (17,520,982)

      Total shareholders' equity                       5,324,629

        Total liabilities and shareholders' equity   $12,439,297

   The accompanying notes are an integral part of this consolidated balance sheet.


CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2000 and 1999



                                              2000               1999
Revenues:
  Interest                                $    171,104      $     26,681
  Land sales and other                           1,198            12,953
             Total revenues                    172,302            39,634
Expenses:
  General and administrative                 1,776,304           934,225
  Exploration                                1,596,020           447,681
  Operating costs                              553,257           158,510
  Taxes other than income taxes                 18,934            15,164
  Equity in loss of Central Standard
    Consolidated Mines                           3,460              -

                 Total expenses           $  3,947,975      $  1,555,580

Loss before minority interest               (3,775,673)       (1,515,946)
Minority interest                               16,457              -

Net loss                                  $ (3,759,216)     $ (1,515,946)

Redeemable convertible common stock
  dividends:
  Beneficial conversion feature           $         -       $ (2,625,000)
  Eight percent stock dividend                (525,000)           (7,311)
  Accretion to redemption value               (973,873)           (4,127)

Net loss applicable to common
  shareholders                            $ (5,258,089)     $ (4,152,384)

Net loss per common share
  (basic and diluted)                     $      (0.66)     $      (0.54)

Weighted average number of common
  shares outstanding (basic and diluted)     8,024,652        7,687,966


The accompanying notes are an integral part of these consolidated financial Statements.




CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999

                                    Preferred Stock          Common Stock
                                  Shares      Amount       Shares     Amount
Balance at December 31, 1998       5,168     $ 2,584    7,298,240   $ 3,630,871
  Issuance of preferred stock
    through private placement
    for $2.00 per share            6,000       3,000           -             -
  Issuance of common stock
    through private placement
    at prices ranging from
    $1.86 to $2.50, net               -           -       750,860       375,430
  Issuance of common stock as
    payment for consulting
    services valued at $2.00
    per share                         -           -        12,000         6,000
  Issuance of stock purchase
    rights at $2.00 per share         -           -            -             -
  Amortization of deferred
    compensation                      -           -            -             -
  Payment on note receivable
    from shareholder                  -           -            -             -
  Deferred compensation in
    connection with an
    extension of notes
    receivable from
    shareholders related to
    the previous exercise of
    stock options                     -           -            -             -
  Net loss                            -           -            -             -

Balance at December 31, 1999      11,168       5,584    8,061,100     4,012,301
  Conversion of preferred
    stock to common stock            (53)        (27)          53            27
  Issuance of convertible
    common stock as dividend          -            -           -             -
  Accretion of redeemable
    convertible common stock          -            -           -             -
  Deferred compensation
    related to stock option
    grants                            -            -           -             -
  Amortization of deferred
    compensation                      -            -           -             -
  Payment on note receivable
    from shareholder                  -            -           -             -
  Net loss                            -            -           -             -

Balance at December 31, 2000      11,115      $ 5,557   8,061,153   $ 4,012,328



CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999 (CONT.)
                                                            Additional
                             Convertible Common Stock         Paid-In
                                 Shares      Amount           Capital
Balance at December 31, 1998          -      $    -       $ 13,660,357
  Issuance of preferred stock
    through private placement
    for $2.00 per share               -           -              9,000
  Issuance of common stock
    through private placement
    at prices ranging from
    $1.86 to $2.50, net               -           -          1,288,820
  Issuance of common stock as
    payment for consulting
    services valued at $2.00
    per share                         -           -             33,972
  Issuance of stock purchase
    rights at $2.00 per share         -           -                 -
  Amortization of deferred
    compensation                      -           -                 -
  Payment on note receivable
    from shareholder                  -           -                 -
  Deferred compensation in
    connection with an
    extension of notes
    receivable from
    shareholders related to
    the previous exercise of
    stock options                     -           -             15,050
  Net loss                            -           -                 -

Balance at December 31, 1999          -           -         15,007,199
  Conversion of preferred
    stock to common stock             -           -                 -
  Issuance of convertible
    common stock as dividend     280,000     140,000           385,000
  Accretion of redeemable
    convertible common stock          -            -                -
  Deferred compensation
    related to stock option
    grants                            -            -            21,250
  Amortization of deferred
    compensation                      -            -                -
  Payment on note receivable
    from shareholder                  -            -                -
  Net loss                            -            -                -

Balance at December 31, 2000     280,000     140,000        15,413,449


The accompanying notes are an integral part of these consolidated financial statements.

                                                                  Notes
                                     Stock                      Receivable
                                    Purchase     Deferred         from
                                     Rights     Compensation    Shareholders
Balance at December 31, 1998   $          -    $    (12,900)    $    (82,370)
  Issuance of preferred stock
    through private placement
    for $2.00 per share                   -              -                -
  Issuance of common stock
    through private placement
    at prices ranging from
    $1.86 to $2.50, net                   -              -                -
  Issuance of common stock as
    payment for consulting
    services valued at $2.00
    per share                             -              -                -
  Issuance of stock purchase
    rights at $2.00 per share      3,321,747             -                -
  Amortization of deferred
    compensation                          -          15,050               -
  Payment on note receivable
    from shareholder                      -              -             2,900
  Deferred compensation in
    connection with an
    extension of notes
    receivable from
    shareholders related to
    the previous exercise of
    stock options                         -         (15,050)              -
  Net loss                                -             -                 -

Balance at December 31, 1999       3,321,747        (12,900)         (79,470)
  Conversion of preferred
    stock to common stock                 -              -                -
  Issuance of convertible
    common stock as dividend              -              -                -
  Accretion of redeemable
    convertible common stock              -              -                -
  Deferred compensation
    related to stock option
    grants                                -         (21,250)              -
  Amortization of deferred
    compensation                          -          15,850               -
  Payment on note receivable
    from shareholder                      -              -            50,300
  Net loss                                -              -                -

Balance at December 31, 2000     $ 3,321,747      $ (18,300)       $ (29,170)




CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (CONT.)


                                          Accumulated
                                            Deficit               Total

Balance at December 31, 1998            $ (10,746,947)      $ 6,451,595
  Issuance of preferred stock
    through private placement
    for $2.00 per share                            -             12,000
  Issuance of common stock
    through private placement
    at prices ranging from
    $1.86 to $2.50, net                            -          1,664,250
  Issuance of common stock as
    payment for consulting
    services valued at $2.00
    per share                                      -             39,972
  Issuance of stock purchase
    rights at $2.00 per share                      -          3,321,747
  Amortization of deferred
    compensation                                   -             15,050
  Payment on note receivable
    from shareholder                               -              2,900
  Deferred compensation in
    connection with an
    extension of notes
    receivable from
    shareholders related to
    the previous exercise of
    stock options                                  -                 -
  Net loss                                 (1,515,946)       (1,515,946)

Balance at December 31, 1999              (12,262,893)        9,991,568
  Conversion of preferred
    stock to common stock                          -                 -
  Issuance of convertible
    common stock as dividend                 (525,000)               -
  Accretion of redeemable
    convertible common stock                 (973,873)         (973,873)
  Deferred compensation
    related to stock option
    grants                                         -                 -
  Amortization of deferred
    compensation                                   -             15,850
  Payment on note receivable
    from shareholder                               -             50,300
  Net loss                                 (3,759,216)       (3,759,216)

Balance at December 31, 2000            $ (17,520,982)      $ 5,324,629

The accompanying notes are an integral part of these consolidated financial statements.


CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999

                                                   2000            1999
Cash flows from operating activities:
  Net loss                                   $ (3,759,216)    $ (1,515,946)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization               59,117               -
       Amortization of deferred compensation       15,850           15,050
       Gain on sale of real estate                     -           (12,703)
       Equity in loss of Central Standard
         Consolidated Mines                         3,460            1,007
       Issuance of common stock for services           -            39,972
       Changes in operating assets and
         liabilities:
         Decrease in accounts receivable               -             4,486
         Increase in other assets                  (1,226)         (20,833)
        (Decrease) increase in accounts payable  (214,875)         315,246
        (Decrease) increase in accrued
          liabilities                            (176,244)         144,801

          Net cash used in operating
            activities                         (4,073,134)      (1,028,920)

Cash flows from investing activities:
  Mining property development costs              (205,775)        (137,990)
  Purchase of property and equipment           (1,677,809)        (868,519)
  Proceeds from payment of shareholder note
    receivable                                     50,300            2,900
  Related party note receivable                   (70,000)              -
  Loss on investment in affiliate                      -                -
  Advances to Central Standard Consolidated
    Mines                                         (17,500)          (4,000)

         Net cash used in investing
            activities                         (1,920,784)      (1,007,609)
Cash flows from financing activities:
  Net proceeds from sale of preferred stock            -            12,000
  Net proceeds from sale of common stock               -         1,664,250
  Net proceeds from sale of redeemable
    convertible common stock and stock
    purchase rights                                    -         6,425,806
  Change in minority interest                     (16,457)             254

         Net cash(used in)provided by
           financing activities                   (16,457)       8,102,310

Net(decrease)increase in cash and cash
  equivalents                                  (6,010,375)       6,065,781
Cash and cash equivalents at beginning of
  year                                          6,901,234          835,453

Cash and cash equivalents at end of year        $ 890,859      $ 6,901,234


Supplemental disclosure of noncash investing and financing activities:

  During the 2000, the Company paid the 8 percent dividend on the redeemable convertible common stock by issuing an additional 140,000 shares of convertible common stock valued at approximately $525,000.


The accompanying notes are an integral part of these consolidated financial statements.


CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements


(1)	Nature of Operations and Investments

Chief Consolidated Mining Company ("Chief") was incorporated in the state of Arizona in 1909. The Company currently is the owner of or has vested interests in approximately 19,300 acres of patented mining property in the Tintic Mining Districts in Utah County and Juab County, Utah. Chief and its subsidiaries (collectively, the "Company") operate as a mineral resource company actively engaged in the exploration and development of their mining claims and properties.

Tintic Joint Venture

On July 17, 1996, the Company, Akiko Gold Resources Ltd. ("Akiko") and KOREA Zinc Co., Ltd. ("Korea Zinc") formed Tintic Utah Metals LLC ("Tintic"). The Company contributed $3,976,000 of its mining claims and properties and machinery and equipment for an undivided 50 percent interest in Tintic. Korea Zinc paid $3,000,000 to Tintic to become vested in a 25 percent interest. As a result of its failure to contribute the required capital to Tintic, Akiko forfeited any rights of ownership in Tintic. Thus, in accordance with the amended operating agreement, effective August 15, 1997, Akiko's ownership reverted to the Company resulting in the Company's vested interest in Tintic increasing to 75 percent.

During October 1998, an amendment to the operating agreement was signed which granted to the Company an option to purchase Korea Zinc's 25 percent ownership for $2,000,000. This option expired on December 31, 2000. During the option period, Korea Zinc was not required to make any advances to Tintic or to repay to the Company 25 percent of the advances made by the Company and did not vote upon the operations of Tintic. The Company is currently in negotiations with Korea Zinc to extend the option period through December 2002. During the portion of the option period from October 1, 1998 to December 31, 2000, Chief advanced a net amount of approximately $6,018,000 to Tintic. Effective January 1, 2001, Korea Zinc again became obligated to fund its share of necessary capital contributions to fund approved programs and budgets. The failure of a member to meet its contribution requirement could result in the dilution of that member's percentage interest.

The Company's initial contribution of property and equipment was made at the historical bases of the related mining properties and machinery and equipment for financial reporting purposes. No gain recognition or step-up in basis was recorded in the accompanying consolidated financial statements as a result of the transaction.

Central Standard Consolidated Mines

The Company owns approximately 23 percent of the outstanding capital stock of Central Standard Consolidated Mines ("Central Standard"). On October 4, 2000, the Boards of Directors of Chief and Central Standard approved an Agreement and Plan of Merger (the "Merger") between Central Standard and Chief Gold Mines, Inc. ("Chief Gold"), a wholly-owned subsidiary of Chief. Central Standard's mining property consists of 320 acres located in the north-central portion of the East Tintic Mining District and is surrounded by property owned by Tintic. The Merger is pending the approval of the shareholders of Central Standard. A Central Standard shareholder meeting will be held during 2001. The Merger will become effective if approved at this meeting. Under the terms of the proposed merger, stockholders of Central Standard will receive one share of Chief common stock for every 10 shares of Central Standard stock. If the merger is approved, Chief will issue approximately 190,000 shares of common stock.

Operations

During the years ended December 31, 2000 and 1999, the Company has not generated significant revenues and has incurred net losses. The Company's operating activities used $4,073,000 and $1,029,000 of cash during the years ended December 31, 2000 and 1999, respectively. Significant additional development costs must be incurred to bring the Company's Burgin ore body, with a book value of approximately $7,073,000 at December 31, 2000, into operation. Under the Company's current plans, the approval by the Utah State Engineer of the Company's application for appropriation of water from the Burgin Mine is needed before the Company will incur additional development costs. The application is currently pending before the Utah State Engineer for approval.

The Company's unrecovered investment in mining claims and properties, net of applicable depletion, is $8,673,000 as of December 31, 2000, representing approximately 70 percent of total assets. The realization of these investments is dependent upon the ability of the Company to continue to obtain the required capital and government permits (See Note 7) to complete the development of these mining properties.

The extent to which the Company will be able to continue to fund development activities on its properties and to make additional advances to Tintic will depend primarily upon the Company's ability to raise additional funding. At December 31, 2000, the Company had cash and cash equivalents of $891,000. Subsequent to year-end, the Company has raised approximately $1,790,000 through a private placement of common stock. At such time as funds are needed by the Company, it will seek to obtain additional funding through the sale of equity securities in private placements and/or the sale of real estate for commercial and residential development. Management believes that it has adequate funds to meet its operating needs for 2001. In the event of any shortfall of funds, management will reduce its cash expenditures or raise additional funds through the sale of unregistered stock or some other financing arrangement.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. The Company's 23 percent investment in Central Standard is accounted for using the equity method.

Mining Claims and Properties

Costs of developing mining properties (after completion of exploration) are capitalized. Exploration costs are expensed as incurred. When a mining property reaches the production stage, the related capitalized costs will be amortized using the units of production method on the basis of proven and probable ore reserves. The Company's mining properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment. No mineral depletion provisions have been made since 1978 as a result of suspension of mining on the Company's properties.

The following represents the Company's mineral claims and properties and related accumulated depletion and depreciation as of December 31, 2000 (rounded):

    Land and mining claims      $  3,474,000

    Buildings and equipment          123,000

    Mine development               5,895,000

    Accumulated depletion and
      depreciation                  (819,000)

                                 $ 8,673,000


Machinery and Equipment

Machinery and equipment are recorded at cost. Major additions and improvements are capitalized while minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of machinery and equipment has been computed using the straight-line method over estimated useful lives ranging from 3 to 20 years.

Reclamation Costs

The Company provides for reclamation costs and penalties when the responsibility for reclamation is probable and the amount of associated costs is reasonably estimable. Under the Company's current operating environment, the timing of reclamation accruals typically coincides with the completion of feasibility studies or commitments to a plan of action. Reclamation liabilities are accrued based on estimates of known environmental exposure.

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

Net Loss Per Common Share

Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options were exercised or convertible common stock was converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share. All common stock equivalents were excluded from the calculation of Diluted EPS for the years ended December 31, 2000 and 1999 because they would have been antidilutive, thereby decreasing the net loss per common share.

At December 31, 2000 and 1999, there were outstanding options to purchase 460,000 and 400,000 shares of common stock, respectively, and 3,780,000 and 3,500,000 shares of convertible common stock, respectively, that were excluded from the Diluted EPS calculation.

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company will adopt SFAS No. 133 effective January 1, 2001. This statement will not have a material impact on the Company's results of operations, financial position or liquidity.

(3)	Capitalization

On December 29, 1999, the Company's shareholders approved the sale and issuance of 3,500,000 shares of a new class of convertible common stock to Dimeling, Schreiber & Park ("DS&P"), acting as the general partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, and the granting to DS&P the right to purchase an additional 5,000,000 shares of convertible common stock at $2.00 per share through December 31, 2002. On December 30, 1999, the Company sold to DS&P 3,500,000 shares of the Company's convertible common stock for $7,000,000. The convertible common shares initially purchased by DS&P carry a dividend rate of 8 percent which is payable in additional shares of convertible common stock. The 3,500,000 shares of convertible common stock initially purchased by DS&P also have a redemption feature equal to $2.00 per share on or after December 1, 2003 if DS&P has not exercised its right to purchase the 5,000,000 additional shares. All other shares in this class of stock, including those issued to pay dividends, do not have this redemption feature.

The Company also issued a warrant to DS&P to purchase additional shares of convertible common stock at $2.25 per share through December 31, 2004. The terms of the warrant limit DS&P's ownership of all classes of common stock to 68 percent.

In connection with the DS&P transaction, the Company agreed to pay a finders fee comprised of $150,000 in cash and 70,000 shares of common stock with a fair market value of $192,500 as of December 30, 1999. Additionally, the Company paid $231,694 in other direct costs of the offering, resulting in net proceeds of $6,425,806. The net cash proceeds were $6,618,306.

The net proceeds from the sale of the redeemable convertible common stock has been allocated between the redeemable convertible common stock and related stock purchase rights based upon their relative fair values at the date of the stock purchase agreement. The Company has estimated the value of the convertible redeemable common stock of $3,104,059 based on the fair value of the common stock as of December 30, 1999. The Company has estimated the value of the stock purchase rights issued in connection with the sale of the redeemable convertible common stock of $3,321,747 based upon a Black-Scholes option pricing model with the following assumptions: risk free interest rate of
5.75 percent; expected dividend yield of zero percent; expected life of 3 years, and expected volatility of 133 percent.

On December 30, 1999, the quoted stock price of the Company's common stock was $2.75 per share which was greater than the $2.00 per share price of the redeemable convertible common shares issued, resulting in a beneficial conversion feature. The redeemable convertible common shares are convertible into common shares immediately upon issuance. The intrinsic value of the beneficial conversion feature has been recorded as a dividend to the redeemable convertible common shareholders at the date of issuance. Due to the Company's accumulated deficit, the dividend has been charged against additional paid-in capital.

The accretion of the 3,500,000 convertible common shares initially purchased by DS&P is being amortized on a straight-line basis utilizing the difference between the carrying value at the date of issuance and the redemption price of $7,000,000 at December 1, 2003. The straight-line basis is assumed to reasonably approximate the effective interest method.

The Board of Directors of the Company authorized the issuance of common stock in exchange for preferred stock on a share-for-share basis if elected by the preferred stockholders. Preferred shares obtained by the Company in the exchange are retired. During 2000, 53 preferred shares were exchanged for common shares.

The shares of preferred stock and common stock of the Company have equal right to receive dividends, to vote, and in all other respects except that upon liquidation the preferred shares are entitled to a preferential payment of $0.50 per share.

During 1999, the Company issued 750,860 shares of common stock for cash in a private placement. The stock was issued at prices ranging from $1.86 to $2.50 per share, net of applicable finders' fees.

During 1999, the Company issued 12,000 shares of common stock to an entity as payment for professional services rendered in connection with providing consulting services to the Company. The shares were valued at $2.00 per share based on the market price of the Company's common stock on the dates the services were completed.

(4)	Stock Options

The Company applies APB Opinion 25 ("APB 25") and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. Accordingly, no compensation cost has been recognized for stock options granted to officers, directors and other key employees because the exercise price was equal to or greater than the market price of the Company's common stock on the measurement date, except as noted below. Had compensation cost been determined based on the fair value at the grant date for awards consistent with the method required by SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                  2000          1999
Net loss applicable to
common shareholders:         As reported       $(5,258,089)  $(4,152,384)
                             Pro forma          (5,323,295)   (3,827,384)

Net loss per common
share:                       As reported       $     (0.66)  $     (0.54)
                             Pro forma               (0.66)        (0.50)

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

During 1999 and 1998, the Company extended the term of the notes until December 31, 2000 and 1999, respectively. These extensions created new measurement dates for financial reporting purposes and generated additional deferred compensation for each year. During each of the years ended December 31, 2000 and 1999, $12,900 and $15,050 respectively, of expense related to the amortization of the deferred compensation was recognized in the accompanying statements of operations.

No stock options remain outstanding under the incentive stock option plan.

Nonqualified Stock Options

From time to time, the shareholders have approved the issuance of nonqualified stock options to officers, directors and a key employee. The nonqualified stock options are immediately vested and must be exercised within ten years from the date of grant.

During 2000, the Board of Directors approved the granting of nonqualified stock options for the purchase of 60,000 shares of common stock to the Executive Director of a subsidiary and a key employee of a subsidiary. These options have an exercise price of $2.19 per share, which was the market price on the date of grant for the Executive Director. However, this exercise price is lower than the market price of the stock on the day the Company granted 20,000 options to the key employee. As a result, the Company recognized deferred compensation for the difference between the option price and the market price. This deferred compensation will be amortized over the remaining three year vesting period. For the year ended December 31, 2000, the Company recognized an expense of $2,950 related to this stock option grant.

During 2000, the Company cancelled 200,000 options that were outstanding to the Company's Directors and to the Executive Director of a subsidiary at prices ranging from $6.94 to $7.00 per share and reissued the same number of options that expire in 2010 to these individuals at $2.19 per share. This cancellation and subsequent reissuance is considered a repricing of the options for financial reporting purposes. Therefore, the Company will account for these options using variable plan accounting and will record compensation expense to the extent the fair market value of the Company's stock exceeds the exercise price of these options during the remaining exercise period. Because the fair market value of the Company's stock as of December 31, 2000 was less than the exercise price, no compensation expense has been recorded in the accompanying consolidated statement of operations for 2000.

A summary of the status of the nonqualified stock options at December 31, 2000 and 1999 and changes during the years then ended is presented in the table and narrative below.

                                     2000                      1999
                                            Weighted                 Weighted
                                            Average                  Average
                                            Exercise                 Exercise
                               Shares       Prices        Shares
Outstanding at
  beginning of year            400,000     $   5.12       570,000    $  5.31
Granted                        260,000         2.19            -          -
Forfeited                           -            -       (170,000)      5.75
Cancelled                     (200,000)        6.76            -          -

Outstanding at end of
year                           460,000         2.75       400,000       5.12

Exercisable at end of
year                           410,778         2.83       400,000       5.12

Of the 460,000 options outstanding at December 31, 2000, 200,000 have an exercise price of $3.50, with a weighted average remaining contractual life of
3.43 years. The remaining 260,000 options have an exercise price of $2.19 and a weighted average remaining contractual life of 9.14 years. The weighted average fair value of the options granted during 2000 was $1.52.

(5)	Income Taxes

The income tax provisions for 2000 and 1999 differ from the amounts computed by applying the statutory federal income tax rate to the loss before provision for income taxes as follows:

                                                   2000             1999

Statutory federal income tax rate                 (35.0)%         (35.0)%
State income taxes, net of federal
  benefit                                          (3.3)%          (3.3)%
Nondeductible expenses                               -  %            -  %
Valuation allowance                                38.3 %          38.3 %

Effective income tax rate                            -  %            -  %



The tax effects of temporary differences and the related valuation allowance against the deferred income tax assets as of December 31, 2000 were as follows (rounded):

Deferred income tax assets:
  Net operating loss carryforward                  $ 4,080,000
  Mine exploration costs capitalized for tax
    purposes                                         1,159,000
  Future deductible expenses related to
    issuance of common stock options                   226,000
  Future deductible expenses related to
    reclamation                                        149,000
  Book over tax depreciation                            30,000
  Other                                                  2,000

  Total deferred income tax assets                   5,646,000
  Valuation allowance                               (5,437,000)

  Deferred income tax assets, net of valuation
    allowance                                          209,000
  Deferred income tax liability:
  Amortization of development costs                   (209,000)

Net deferred income taxes                          $        -

The Company has net operating loss carryforwards ("NOLs") for federal income tax reporting purposes of approximately $10,667,000. The NOLs expire as follows:

                   Year of Expiration       Amount
                        2001             $    232,305
                        2002                  197,762
                        2003                  133,291
                        2004                  204,917
                        2005                  510,052
                        2006                  256,031
                        2007                  181,150
                        2008                  772,649
                        2009                  929,998
                        2010                1,283,903
                        2011                1,037,582
                        2012                  647,738
                        2018                  992,470
                        2019                1,085,138
                        2020                2,201,742

                     Total NOL's        $  10,666,728

The Internal Revenue Code contains provisions that reduce or limit the availability and utilization of net operating loss carryforwards if certain changes in ownership have taken place or will take place. During 2000 and 1999, changes in the ownership of the Company may have resulted in limitations on all pre-existing net operating loss carryforwards of the Company. As a result, management estimates that all of the Company's net operating loss carryforwards may be limited to utilization of an annual amount not to exceed the value of the Company on the date the Company exceeded the specified levels of allowable changes in ownership multiplied by the Federal long-term tax-exempt rate at that date. If the annual limited amount is unutilized in any particular year, it remains available on a cumulative basis through the expiration date of the applicable net operating loss carryforwards.

(6)	Related-Party Transactions

During 2000, the Company loaned the Executive Director of a subsidiary $70,000 at an interest rate of 8.75%. Principal payments of $2,500 plus any accrued interest are due semi-annually until October 31, 2004 at which time the entire balance must be repaid. The note receivable is included in other assets in the accompanying consolidated balance sheet.

As discussed in Note 4, the Company loaned $50,000 to an officer and $38,000 to an employee who are also shareholders of the Company. The loan to the officer was repaid during 2000. The loan to the employee is noninterest bearing. At December 31, 2000, the remaining principal balance is $29,170. This note receivable is secured by certain shares of the Company's common stock and is reflected as a component of shareholders' equity in the accompanying consolidated balance sheet.

(7)	Commitments and Contingencies

Application for Appropriation of Burgin Mine Water

On September 14, 2000, a public hearing was held before the Utah State Engineer on the Company's application for the appropriation of the saline waters located below the 1050 foot level of the Burgin Mine where the Burgin ore body is located. At the hearing, several protestors to the application argued that the application should be denied on the grounds that the removal of the water from the Burgin Mine would interfere with their previously granted water rights in Utah Lake. Management presented expert testimony at the hearing to prove that the Burgin geothermal system and the Utah Lake geothermal system are not connected and that removal of water from the Burgin Mine would have no effect upon Utah Lake and the protestors' water rights in the Lake. Nevertheless, in order to address the concerns of the protestors, the Company's application established certain mitigation procedures that would be in place if the application is approved, whereby the Company would monitor geothermal springs in and around Utah Lake and replace water that may diminish spring flows when pumping started at the Burgin Mine. The Company also agreed as part of its application that it would purchase water rights to a specified quantity of water and agree not to remove the water from Utah Lake. Management cannot predict when and how the Utah State Engineer will decide the application. If the Company is not successful in obtaining the required permits, the realizability of the Company's investment in the Burgin Mine of approximately $7,073,000 may be impaired.

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

During 1998, Tintic assumed a reclamation obligation from the previous operator of the Burgin ore body. In prior years, Tintic reimbursed the previous operator for their costs of maintaining the reclamation bond in order to facilitate Tintic's continued development of the mines. As management believed the transfer was probable, Tintic recorded an estimated liability of $300,000 in 1997 for the existing liability on the Burgin property. Upon the completion of the transfer during 1998, management determined that the accrued liability should be increased to $350,000. Management believes that this liability will only become due when all mining efforts have been abandoned on the Burgin property.

The Company also holds a small mining permit and reclamation obligation in connection with its Chief Gold properties. During 1998, the Company recorded an estimated liability of $40,000 in connection with this obligation. Management believes that this liability will only become due when all mining efforts have been abandoned on the Chief Gold properties.

Operating Leases

In March 1997, the Company signed a long-term, non-cancelable operating lease for its New York City office space. The lease expires on May 31, 2001 and the monthly payments are $1,850. The remaining obligation to the Company under the terms of this lease is approximately $9,250.