Form 10-Q
period 2001-03-31
CHIEF CONSOLIDATED MINING CO
filed 2001-05-15
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB


(Mark One)

x Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

   Transition report under Section 13 or 15(d) of the Exchange Act
    For the transition period from 		    to

Commission File Number 1-1761


CHIEF CONSOLIDATED MINING COMPANY
(Exact name of Small Business Issuer as Specified in Its Charter)


Arizona                                         87-0122295
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer ID. No.)



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

	YES	X		NO

Class                                         Outstanding at May 1, 2001

Common Stock $0.50 par value                    8,956,153

Redeemable Convertible Common Stock
       $0.50 par value                                           3,780,000



PART 1.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        CHIEF CONSOLIDATED MINING COMPANY
                               AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF MARCH 31, 2001
                                (Unaudited)

                                  ASSETS

CURRENT ASSETS:

 Cash and cash equivalents                       $    1,616,114
 Other current assets                                                76,287

      Total current assets                                       1,692,401

INVESTMENT IN CENTRAL STANDARD
CONSOLIDATED MINES                                          75,495

ADVANCES TO CENTRAL STANDARD
CONSOLIDATED MINES                                          48,150

MINING CLAIMS AND PROPERTIES,
   less accumulated  depletion
   of $819,444                                                         8,696,458

MACHINERY AND EQUIPMENT,
       less accumulated  depreciation
       of $216,011                                                    2,509,111

OTHER ASSETS                                                     166,538

Total assets                                                    $ 13,188,153


The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated balance sheet.



                       CHIEF CONSOLIDATED MINING COMPANY
                              AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                           AS OF MARCH 31, 2001

                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITY:

Accounts payable                                            $   276,028

ACCRUED RECLAMATION COSTS                 389,800

MINORITY INTEREST                                      2,485,062
REDEEMABLE CONVERTIBLE
       COMMON STOCK,  3,780,000 shares
       issued and outstanding                           4,321,400

SHAREHOLDERS' EQUITY:

Preferred stock, $0.50 par value;
       1,500,000 shares  authorized, 11,115
       shares outstanding with a  liquidation
       value of $5,557                                                   5,557
Convertible Common Stock                               175,000
Common stock, $0.50 par value;
  20,000,000 shares authorized,
  8,956,153 shares outstanding,
  16,441 shares held in treasury with a
   zero cost                                                 4,478,050
Additional paid-in capital                               16,972,600
Stock purchase rights                                      3,321,747
Deferred compensation                                      (16,600)
Notes receivable from shareholder                  (27,870)
Accumulated deficit                                      (19,192,621)
Total shareholders' equity                              5,715,863

Total liabilities and shareholders'
   equity                                                          $ 13,188,153


The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated balance sheet.


              CHIEF CONSOLIDATED MINING COMPANY
                     AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                 For the Three Months Ended
                                              March 31, 2001   March 31, 2000

REVENUES:

Interest                                             $ 5,550      $   66,663
Land sales and other                          584              6,517

Total revenues                                   6,134           73,180

EXPENSES:

General and administrative        787,574         215,624
Exploration costs                          339,223         291,023
Operating costs                            122,201         191,213
Taxes other than income taxes      1,907           23,230

Total expenses                          1,250,905         721,090

NET LOSS                               $(1,244,771)   $  (647,910)

REDEEMABLE CONVERTIBLE COMMON
STOCK DIVIDENDS:

Eight percent stock dividend    (183,400)        (183,750)
Accretion to redemption value  (243,468)        (324,662)

NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS               $(1,671,639)  $(1,156,322)

NET LOSS PER COMMON SHARE
(Basic and Diluted)                  $   (0.20)            $   (0.14)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
(Basic and Diluted)                   8,349,935        8,024,601


The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated financial statement.



               CHIEF CONSOLIDATED MINING COMPANY
                                AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                         Increase (Decrease) in Cash

                                                For the Three Months Ended
                                              March 31, 2001   March 31,2000

CASH FLOWS FROM
        OPERATING ACTIVITIES:

Net loss                                      $(1,244,771)      $  (647,910)
Adjustments to reconcile net
       loss to net cash used in
       operating activities:
   Depreciation and amortization    14,883                  9,850
   Amortization of deferred
     compensation                                1,700                   3,225
Non-cash compensation expense    86,500                    -
Change in assets and liabilities:
   Increase in other assets                   (7,526)              (29,775)
   Increase (decrease) in accounts
   payable                                         114,154             (268,094)
Net cash used in operating
activities                                      (1,035,060)           (932,704)

CASH FLOWS FROM INVESTING
  ACTIVITIES:

Mining property development costs and
purchase of machinery and equipment   (30,958)   (685,518)
Payments received on note receivable
from shareholder                                          1,300          1,300
Net cash used in provided by investing
Activities                               (29,658)   (684,218)

CASH FLOWS FROM FINANCING
  ACTIVITIES:

Net proceeds from sale of common stock  1,789,973              -

NET DECREASE IN CASH AND CASH
              EQUIVALENTS                               725,255  (1,616,922)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                          890,859   6,901,234
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $1,616,114  $5,284,312

The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated balance sheet.

                       CHIEF CONSOLIDATED MINING COMPANY
                               AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although registrant believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with registrant's consolidated financial statements and notes thereto, included in registrant's Form 10-KSB for the year ended December 31, 2000.

Note 2.  Tintic Joint Venture

On July 17, 1996, the Company, Akiko Gold Resources Ltd. ("Akiko") and KOREA Zinc Co., Ltd. ("Korea Zinc") formed Tintic Utah Metals LLC ("Tintic"). The Registrant contributed $3,976,000 of its mining claims and properties and machinery and equipment for an undivided 50 percent interest in Tintic. Korea Zinc paid $3,000,000 to Tintic to become vested in a 25 percent interest. As a result of its failure to contribute the required capital to Tintic, Akiko forfeited any rights of ownership in Tintic. Thus, in accordance with the amended operating agreement, effective August 15, 1997, Akiko's ownership reverted to the Registrant resulting in the Registrant's vested interest in Tintic increasing to 75 percent.

During October 1998, an amendment to the operating agreement was signed which granted to the Registrant an option to purchase Korea Zinc's 25 percent ownership for $2,000,000. This option expired on December 31, 2000. During the option period, Korea Zinc was not required to make any advances to Tintic or to repay to the Registrant 25 percent of the advances made by the Registrant and did not vote upon the operations of Tintic. The Registrant is currently in negotiations with Korea Zinc to extend the option period through December 2002. During the portion of the option period from October 1, 1998 to December 31, 2000, Registrant advanced a net amount of approximately $6,018,000 to Tintic. Effective January 1, 2001, Korea Zinc again became obligated to fund its share of necessary capital contributions to fund approved programs and budgets. The failure of a member to meet its contribution requirement could result in the dilution of that member's percentage interest.

Registrant's initial contribution of property and equipment was made at the historical bases of the related mining properties and machinery and equipment for financial reporting purposes. No gain recognition or step-up in basis was recorded in the accompanying consolidated financial statements as a result of the transaction.

Note 3.  Central Standard Consolidated Mines

Registrant owns approximately 23 percent of the outstanding capital stock of
Central Standard Consolidated Mines ("Central Standard"). On October 4, 2000, the Boards of Directors of Registrant and Central Standard approved an Agreement and Plan of Merger (the "Merger") between Central Standard and Chief Gold Mines, Inc. ("Chief Gold"), a wholly-owned subsidiary of Chief. Central Standard's mining property consists of 320 acres located in the north-central portion of the East Tintic Mining District and is surrounded by property owned by Tintic. The Merger is pending the approval of the shareholders of Central Standard. A Central Standard shareholder meeting will be held during 2001 and the Merger will become effective if approved at this meeting. Under the terms of the proposed merger, stockholders of Central Standard will receive one share of Registrant common stock for every 10 shares of Central Standard stock. If the merger is approved, Registrant will issue approximately 190,000 shares of common stock.

Note 4.  Application for Appropriation of Burgin Mine Water

On September 14, 2000, a public hearing was held before the Utah State Engineer on the Registrant's application for the appropriation of the saline waters located below the 1050 foot level of the Burgin Mine where the Burgin ore body is located. At the hearing, several protestors to the application argued that the application should be denied on the grounds that the removal of the water from the Burgin Mine would interfere with their previously granted water rights in Utah Lake. Management presented expert testimony at the hearing to prove that the Burgin geothermal system and the Utah Lake geothermal system are not connected and that removal of water from the Burgin Mine would have no effect upon Utah Lake and the protestors' water rights in the Lake. Nevertheless, in order to address the concerns of the protestors, the Registrant's application established certain mitigation procedures that would be in place if the application is approved, whereby the Registrant would monitor geothermal springs in and around Utah Lake and replace water that may diminish spring flows when pumping started at the Burgin Mine. The Registrant also agreed as part of its application that it would purchase water rights to a specified quantity of water and agree not to remove the water from Utah Lake. Management cannot predict when and how the Utah State Engineer will decide the application. If the Registrant is not successful in obtaining the required permits, the realizability of the Registrant's investment in the Burgin Mine of approximately $7,073,000 may be impaired.

Note 5.  Redeemable Convertible Common Stock Dividends

The redeemable convertible common stock carries a dividend rate of 8 percent which is payable in non-redeemable convertible common stock of Registrant (based on the number of issued redeemable convertible common shares).
The dividend shares are to be issued on an annual basis. There are currently 3,780,000 shares of convertible common stock, including 280,000 shares that
were paid as an 8 percent dividend in December 2000.   The Company has
accrued the 8 percent dividend for the first quarter, but no shares have been issued in 2001.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

Registrant hereby incorporates by reference the following portions of Registrant's Annual Report dated March 29, 2001 on Form 10-KSB for the fiscal year ended December 31, 2000: "Item 1. Description of Business." and "Item 2. Description of Property."

Results of Operation

Registrant had no revenues from mining operations during the three months ended March 31, 2001 or during the three months ended March 31, 2000. Registrant's consolidated revenues of $6,134 during the three months ended March 31, 2001 consisted of $584 from real estate sales and miscellaneous sources and $5,550 in revenues from interest. Registrant's consolidated revenues of $73,180 during the three months ended March 31, 2000 consisted of $6,517 from land sales and miscellaneous sources and $66,663 in revenues from interest. Registrant's consolidated net loss during the three months ended March 31, 2001 was $1,244,771 as compared to a consolidated net loss of $647,910 for the three months ended March 31, 2000. The increase in net loss of $596,861 for the three month period in 2001 as compared to the three month period in 2000 resulted primarily from an increase in exploration and operating costs at registrant's Trixie Mine and by an increase in general and administrative expenses. The increase in net loss of $504,981 to common shareholders for the three month period in 2001 as compared to the three month period in 2000 resulted from the provision for the 8 percent dividend on registrant's convertible common stock for the three month period ended March 31, 2001 and accretion of the redeemable convertible common stock towards its redemption value.

General and administrative expenses for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 increased in the amount of $561,614. This increase resulted primarily from increased general administrative costs relating to increases in administrative salaries, liability insurance expenses and increased administrative costs of Tintic Utah Metals LLC during the first quarter of 2001.

Exploration costs for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 increased in the amount of $48,200. This increase resulted primarily from increased exploration and development costs at Registrant's Trixie Mine in Utah.

Operating costs for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 decreased in the amount of $69,012. This decrease resulted primarily from reduced operating costs of Tintic Utah Metals.

Cash Needs of Registrant

Registrant anticipates that there will be two principal phases of its mining activities at the Trixie Mine during the next twelve months. The major portion of registrant's cash needs during this time period will be associated with the Trixie Mine activities. The Trixie Mine is located on property owned by registrant's 100% owned subsidiary, Chief Gold Mines, Inc. The first phase of work, now in progress, will be completed over the next several months, as registrant proceeds with its drifting and other work on the 600' level of the Trixie Mine in order to bring the Trixie Mine into production. The second phase will involve the mining of ores from the Trixie Mine and shipping those ores to Tintic Utah Metals LLC's
("Tintic Utah Metals") nearby concentrating mill for processing. Tintic Utah Metals is a 75% owned subsidiary of registrant.
After the ores have been processed into dores, registrant will sell the dores to refineries and pay a processing fee to Tintic Utah Metals LLC.
In order to accomplish both of the above described phases of work, registrant will incur significant additional costs, making it necessary for registrant to raise additional funds in the near term. At such time as Trixie Mine ores are processed and sold, revenues from the sale of the ores will begin to offset the costs of the continuing mining and processing operations.

In March 2001, registrant had sold 895,000 unregistered shares of its common stock at a price of $2 per share in a private placement to purchasers who qualified as accredited investors under Securities and Exchange Commission Regulation D of the Securities Act of 1933
(the "Act"). As of May 7, 2001, a substantial portion of the $1,790,000 raised in said private placement, as well as registrant's cash that was on hand immediately prior to the private placement, had been spent principally for the following purposes: continued advances to Tintic
Utah Metals; to reimburse Tintic Utah Metals for work at the Trixie
Mine; and to pay registrant's other corporate expenses. On May 7, 2001, registrant had cash and cash equivalents on hand of $678,000.
As stated above, the $678,000 will not be sufficient for registrant to complete the work needed to bring the Trixie Mine into production. Therefore, registrant is currently seeking to raise additional funds through the sale of common stock in private placements exempt from registration under the Act or by means of some other financing arrangement.

Registrant estimates that it will need to raise approximately $2.5 to $3 million over the remainder of 2001 in order to satisfy the cash needs under its current plans for the Trixie Mine and to provide sufficient working capital to pay for registrant's other projects and corporate overhead. Cash needs under the current plans for the Trixie Mine will include payments to Tintic Utah Metals for work done at the Trixie Mine and for start-up costs at the concentrating mill, and payments to Tintic Utah Metals for the processing of ores mined from the Trixie Mine.
If registrant is unsuccessful in raising the additional funds when needed during 2001, registrant may find it necessary to reduce operations at the Trixie Mine until the necessary funding is obtained.

Registrant estimates that if it raises the additional cash needed to bring the Trixie Mine into production without interruption of the work being done at the Mine, production of ore from the Trixie Mine would begin in October or November 2001. In April 2001, unstable ground conditions slowed the progress of drifting work on the 600' level. When a sufficient amount of Trixie Mine ore is stockpiled at the concentrating mill, so as to economically justify the start-up of operations at the mill, processing of the ore will begin. If ore production from the Trixie Mine does begin early in the fourth quarter of 2001, then registrant further estimates that it would start receiving revenue late in the fourth quarter of 2001 from sales of the processed ores.
No estimate as to the amount of such revenues from the sale of ores, if any, can be given at this time.

No assurance can be given that registrant will be successful in raising the funds needed to bring the Trixie Mine into production and to start-up the concentrating mill, or even if funds are raised, that mining from the Trixie Mine will prove to be economically feasible.

Registrant's application to appropriate water from the Burgin Mine is currently pending before the Utah State Engineer. The Burgin Mine is on property owned by Tintic Utah Metals. If the water appropriation application is approved, it will result in another significant area of activity by registrant during the next twelve months. Registrant would begin negotiations with U.S. Filter Corporation ("U.S. Filter") under an existing Letter of Intent for the building of a water treatment facility by U.S.
Filter at the site of the Burgin Mine. If the Utah State Engineer does not approve the water appropriation application, registrant intends to pursue all legal remedies available to it to reverse such adverse decision. The ultimate goal of registrant is the removal of water from the lower operating levels of the Burgin Mine and to have a source of potable water to be used in connection with the development of registrant's surface real estate for residential purposes.

Registrant owns approximately 10,000 acres of real estate in the Main
Tintic District in Utah. In March 2001, registrant retained a real estate consulting firm to assess the potential use of the real estate for development as residential and commercial property. The study is currently under way and, depending upon the results of the study, registrant may actively pursue a real estate development project during the next twelve months.


PART II.  OTHER INFORMATION

Item 5.           Other Information.

At a meeting of registrant's Board of Directors held April 24, 2001, the Board of Directors elected Paul Hines to replace Leonard Weitz as President of registrant. Leonard Weitz will continue to serve as Chairman of the Board of Directors and Paul Hines will also continue to serve as a director. It is the intention of the Board of Directors that Paul Hines serve as an interim President until the Board of Directors has elected a new person to succeed Paul Hines. The Board of Directors has formed a search committee to recommend a candidate for President who would be based at registrant's offices in Utah.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Description of Exhibits required to be filed by Item 601 of Regulation S- B.

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

"3." Articles of Incorporation and By-laws:

Registrant hereby incorporates by reference (i) registrant's Restated Articles of Incorporation that were annexed as Exhibit A to registrant's Proxy Statement For The Special Meeting In Lieu Of Annual Meeting Of Shareholders held December 29, 1999 (Restated Articles approved at meeting); and (ii) registrant's By-laws, as amended, previously filed with the Securities and Exchange Commission.

"4." Not Applicable.

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

"(99)" Not applicable.

(b)   Reports filed on Form 8-K.

			None.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

This Form 10-QSB report contains statements which are not historical facts, such as anticipated production, exploration results and costs and therefore are "forward-looking statements" within the meaning of the
Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, expected or implied. These risks and uncertainties include, but are not limited to, the following: registrant's cash is not sufficient to complete the intended work and projects; even if the amount of cash available is sufficient to complete the work and projects, registrant is unable to initiate profitable mining activities at the Trixie Mine; registrant's application for appropriation of water from the Burgin Mine is rejected by the Utah State Engineer, necessitating registrant to seek alternative methods for dewatering the Burgin Mine; even if the water appropriation application is approved, a water treatment facility is not built or if built, mining from the Burgin Mine is not commercially feasible; registrant is unable to obtain long term financing to fund the Burgin mining project if registrant's application for appropriation of water from the Burgin Mine is approved; registrant is unable to sell any of its real estate for residential or commercial use.  Refer to registrant's Form
638:    10-KSB for the year ended December 31, 2000 filed with the Securities
639:    and Exchange Commission.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CHIEF CONSOLIDATED MINING COMPANY
	(Registrant)




May 14, 2001              /s/PAUL G. HINES
                                    (Signature and Title)
                                         Paul G. Hines
                  President and Principal Executive Officer



May 14, 2001            /s/THOMAS BRUDERMAN
                                   (Signature and Title)
                                  Thomas Bruderman
                                  Secretary Treasurer,
                                  Principal Financial Officer and
                                  Principal Accounting Officer