Form 10QSB
period 2001-06-30
CHIEF CONSOLIDATED MINING CO
filed 2001-08-14
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act For the
     transition period from                 to
                            ---------------    -------------------

Commission File Number 1-1761
-------------------------------------------------------------------------------

CHIEF CONSOLIDATED MINING COMPANY
-------------------------------------------------------------------------------
(Exact name of Small Business Issuer as Specified in Its Charter)

Arizona                                                      87-0122295
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               ID. No.)

500 Fifth Avenue, Suite 1021, New York, NY 10110-1099
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)

212-354-4044
-------------------------------------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES  X    NO
            -----     -----

                                                              Outstanding at
Class                                                         August 10, 2001
-----                                                         ---------------
Common Stock $0.50 par value                                    10,156,153

Redeemable Convertible Common Stock $0.50 par value              3,920,000

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        CHIEF CONSOLIDATED MINING COMPANY
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2001

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $     718,129
  Other current assets                                               94,413
                                                              ------------

    Total current assets                                           812,542

INVESTMENT IN CENTRAL STANDARD
CONSOLIDATED MINES                                                  75,495

ADVANCES TO CENTRAL STANDARD
CONSOLIDATED MINES                                                  50,650

MINING CLAIMS AND PROPERTIES, less accumulated
  depletion of $819,444                                          8,696,458

MACHINERY AND EQUIPMENT, less accumulated
  depreciation of $244,892                                       2,517,201

OTHER ASSETS                                                       166,403
                                                              ------------
Total assets                                                  $ 12,318,749
                                                              ============

The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated balance sheet.

                        CHIEF CONSOLIDATED MINING COMPANY
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                               AS OF JUNE 30, 2001

                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                   $    172,266
Accrued liabilities
                                                                         40,000
                                                                   ------------
     Total current Liabilities                                          212,266
                                                                   ------------
ACCRUED RECLAMATION COSTS                                               389,800
                                                                   ------------
MINORITY INTEREST                                                     2,485,062
                                                                   ------------
REDEEMABLE CONVERTIBLE COMMON STOCK,
  3,500,000 shares issued and outstanding                             4,564,868
                                                                   ------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.50 par value; 1,500,000 shares
  authorized, 11,115 shares outstanding with a liquidation
  value of $5,557                                                         5,557
Convertible Common Stock, $0.50 par value; 30,000,000
  shares authorized, 3,920,000 shares outstanding
  (including the 3,500,000 shares of redeemable
  convertible common stock above)                                       210,000
Common stock, $0.50 par value; 20,000,000 shares
  authorized, 9,206,153 shares outstanding, 16,441
  shares held in treasury with a zero cost                            4,603,049
Additional paid-in capital                                           17,571,600
Stock purchase rights                                                 3,321,747
Deferred compensation                                                   (14,760)
Notes receivable from shareholder                                       (26,570)
Accumulated deficit                                                 (21,003,870)
                                                                   ------------
Total shareholders' equity                                            4,666,753
                                                                   ------------
Total liabilities and shareholders' equity                         $ 12,318,749
                                                                   ============

The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated balance sheet.

                        CHIEF CONSOLIDATED MINING COMPANY
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                           For the Three Months Ended            For the Six Months Ended
                                       June 30, 2001      June 30, 2000        June 30, 2001      June 30, 2000
                                       --------------------------------        --------------------------------
REVENUES:
Interest                               $    11,543         $    61,096         $    17,093         $   127,759
Land sales and other                        14,803              16,146              15,387              22,663
                                       ------------------------------------------------------------------------
      Total revenues                        26,346              77,242              32,480             150,422
                                       ------------------------------------------------------------------------

EXPENSES:
General and administrative                 678,052             218,806           1,303,204             618,743
Mining properties operating and
  exploration costs                        713,081             495,663           1,336,922             755,186
Taxes other than income taxes                 --                16,996               1,907              78,626
                                       ------------------------------------------------------------------------
        Total expenses                   1,391,133             731,465           2,642,033           1,452,555
                                       ------------------------------------------------------------------------

NET LOSS                               $(1,364,787)        $  (654,223)        $(2,609,553)        $(1,302,133)
                                       ------------------------------------------------------------------------

REDEEMABLE CONVERTIBLE
  COMMON STOCK DIVIDENDS:
Eight percent stock dividend              (203,000)           (183,750)           (386,400)           (367,500)
Accretion to redemption value             (243,468)           (324,662)           (486,936)           (649,324)
                                       ------------------------------------------------------------------------

NET LOSS APPLICABLE TO
  COMMON SHAREHOLDERS                  $(1,811,255)        $(1,162,635)        $(3,482,889)        $(2,318,957)
                                       ========================================================================

NET LOSS PER COMMON SHARE
  (Basic and Diluted)                  $     (0.20)        $     (0.14)        $     (0.40)        $     (0.29)
                                       ========================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
  (Basic and Diluted)                    9,104,547           8,024,601           8,729,326           8,024,601
                                       ========================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                        CHIEF CONSOLIDATED MINING COMPANY
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash


                                                          For the Six Months Ended
                                                       June 30, 2001     June 30, 2000
                                                       -------------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                                                $(2,609,553)      $(1,302,133)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation                                                 29,881             9,000
Amortization of deferred compensation                         3,540             6,450
Non-cash compensation expense                               142,500              --
Changes in operating assets and liabilities:
  Increase in other assets                                  (25,145)          (67,752)
  Decrease (Increase) in accounts payable and
  accrued liabilities                                        50,021          (451,205)
                                                        -----------------------------

Net cash used in operating activities                    (2,408,756)       (1,805,640)
                                                        -----------------------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Mining property development costs and
  purchase of machinery and equipment                       (54,046)       (1,911,728)
Advances to affiliates                                       (2,500)             --
Payments received on note receivable from
  shareholder                                                 2,600            17,600
                                                        -----------------------------
Net cash used in provided by investing activities           (53,946)       (1,894,128)
                                                        -----------------------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net proceeds from sale of common stock                    2,289,972              --
                                                        -----------------------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                              (172,730)       (3,699,768)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                       890,859         6,901,234
                                                        -----------------------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                         $   718,129       $ 3,201,466
                                                        =============================

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                        CHIEF CONSOLIDATED MINING COMPANY
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although registrant believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with registrant's consolidated financial statements and notes thereto, included in registrant's Form 10-KSB for the year ended December 31, 2000.

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

During the six months ended on June 30, 2001, an extension of the amendment to the operating agreement was signed. This extension, which expires on December 31, 2002, grants the Registrant an option to purchase Korea Zinc's 25 percent ownership for $3,000,000. During the option period, Korea Zinc is not required to make any advances to Tintic or to repay to the Registrant 25 percent of the advances made by the Registrant and can not vote upon the operations of Tintic. During the portion of the option period from October 1, 1998 to June 30, 2001, Registrant advanced a net amount of approximately $6,931,000 to Tintic.

Registrant's initial contribution of property and equipment was made at the historical bases of the related mining properties and machinery and equipment for financial reporting purposes. No gain recognition or step-up in basis was recorded in the accompanying consolidated financial statements as a result of the transaction.

Note 3. Central Standard Consolidated Mines

Registrant owns approximately 23 percent of the outstanding capital stock of Central Standard Consolidated Mines ("Central Standard"). On October 4, 2000, the Boards of Directors of Registrant and Central Standard approved an Agreement and Plan of Merger (the "Merger") between Central Standard and Chief Gold Mines, Inc. ("Chief Gold"), a wholly-owned subsidiary of Chief. Central Standard's mining property consists of 320 acres located in the north-central portion of the East Tintic Mining District and is surrounded by property owned by Tintic. A Central Standard shareholder meeting will be required in order to obtain approval of the merger.

On August 8, 2001, the Board of Directors of registrant approved an amendment to the merger agreement between registrant and Central Standard that extended the time by which the merger was to be completed from September 30, 2001 to September 30, 2002, subject to a review of the exchange ratio of Central Standard shares for shares of registrant's common stock. If the merger is not completed by September 30, 2002, registrant would have the right to terminate the transaction. The Board of Directors of Central Standard also met on August 8, 2001 and agreed to the extension to September 30, 2002 on the condition that the share exchange ratio be reviewed prior to the filing of merger documents with the SEC.

Note 4. Application for Appropriation of Burgin Mine Water

Registrant's application to appropriate water from the Burgin Mine ("water appropriation application") is currently pending before the Utah State Engineer. The Burgin Mine is owned by Tintic Utah. Registrant is currently conducting negotiations with the main objectors to its application which, if the negotiations are successful, could result in the main objectors withdrawing their opposition to the water appropriation application. Registrant believes that if such opposition is withdrawn, the State Engineer would approve the water appropriation application. However, no assurance can be given that the current negotiations with the objectors will be successful or even if successful, that the Utah State Engineer would approve the application.

If the Utah State Engineer does not approve the water appropriation application, registrant believes it has a viable alternative for the dewatering of the Burgin Mine. An application previously filed by the registrant for the underground injection of Burgin Mine water is currently being held in abeyance by the Utah Division of Water Quality until the water appropriation application is decided by the Utah State Engineer.

While registrant believes that the Utah State Engineer will ultimately approve the water appropriation application or an alternative dewatering plan can be implemented, no assurance can be given that the Utah State Engineer will approve the application. If the Registrant is not successful in obtaining the required permits, the realizability of the Registrant's investment in the Burgin Mine of approximately $7,091,000 may be impaired.

Note 5. Environmental Remediation Costs

On June 14, 2001, the U.S. Environmental Protection Agency ("EPA") proposed to place the Eureka Mills site (the "Site") which is owned by the Company on the National Priorities List ("NPL"), as authorized under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S.C. ss. 9601 et seq. ("CERCLA" or "Superfund").

EPA's "NPL Site Narrative at Listing" describes the Site in part as follows:
"The Eureka Mills site is approximately 150 acres of lead- and arsenic-contaminated soil located in the Town of Eureka, approximately 60 miles south of Salt Lake City and 12 miles west of Utah Lake. EPA is in the process of conducting an emergency removal action with respect to certain residential (and contiguous) properties within the Town of Eureka.

In addition to the emergency removal work, EPA is in the process of considering what response action, if any, will need to be taken with respect to other properties in and around Eureka through the remedial action program authorized under CERCLA. While no final decisions have been made with respect to properties falling outside of the scope of the emergency removal program, it is possible that EPA will determine that remedial action will be necessary with respect to other properties owned by the Company in and around Eureka. Such properties include a number of former mining areas that contain mine wastes which, according to available data, indicate relatively high levels of metals, including lead and arsenic. Moreover, the nature, scope, and amount of the Company's potential liability, if any, relating to non Chief-owned properties in and around Eureka, cannot be quantified at this time but remains to be determined.

The Company is presently in the process of negotiating with EPA an arrangement whereby the Company would permit EPA to use the Company's property to acquire clean fill material, other former mining property as a permanent repository for contaminated soils excavated during EPA's activities, as well as water, all as consideration for settling the Company's potential liability to EPA. An interim arrangement has been reached whereby EPA has begun to use the Company's backfill soils, water, and repository in connection with its current emergency removal work. However, the Company stresses that no final agreements have been reached and, based on currently available information, the Company anticipates that settlement negotiations have little to no chance of being completed, at the earliest, until the spring or summer of 2002. More specifically, the Company does not know whether permitting EPA the use of the repository, soil, and water will be recognized as sufficient consideration to settle all of Chief's liability, or whether additional consideration will be required.

Based on the foregoing, the nature, scope, and amount of Chief's potential liability to EPA relating to the Site cannot be determined at this time. However, the Company has agreed to remove certain mine tailings on a portion of the subject property. The estimated costs to complete the removal of approximately $40,000 have been accrued as of June 30, 2001.

Note 6. Equity Transactions

During the six months ended June 30, 2001, the Company sold 1,145,000 shares of common stock at a price of $2 per share in a private placement. The Company received $2,290,000 from the sale of this stock.

Note 7. Redeemable Convertible Common Stock Dividends

The redeemable convertible common stock carries a dividend rate of 8 percent which is payable in non-redeemable convertible common stock of Registrant (based on the number of issued redeemable convertible common shares). The dividend shares are to be issued on an annual basis. There are currently 3,780,000 shares of outstanding convertible common stock. The Company has accrued an 8 percent dividend, or 140,000 shares, of nonredeemble convertible common stock for the first and second quarters. However, these shares have not been issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION.

Registrant hereby incorporates by reference the following portions of Registrant's Annual Report dated March 29, 2001 on Form 10-KSB for the fiscal year ended December 31, 2000: "Item 1. Description of Business." and "Item 2. Description of Property."

RESULTS OF OPERATION

Registrant had no revenues from mining operations during the six months ended June 30, 2001 and 2000. Registrant's consolidated revenues of $32,480 during the six months ended June 30, 2001 consisted of $15,387 from real estate sales and miscellaneous sources and $17,093 of interest. Registrant's consolidated revenues of $150,422 during the six months ended June 30, 2000 consisted of $22,663 from land sales and miscellaneous sources and $127,759 of interest. Registrant's consolidated net loss during the six months ended June 30, 2001 was $2,609,553 as compared to a consolidated net loss of $1,302,133 for the six months ended June 30, 2000. The increase in net loss of $1,307,420 for the six month period in 2001 as compared to the six month period in 2000 resulted primarily from an increase in exploration, development and operating costs at registrant's Trixie Mine and from an increase in general and administrative expenses.

General and administrative expenses for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 increased in the amount of $684,461. This increase resulted primarily from increases in administrative salaries, liability insurance expenses and increased administrative costs of registrants 75% owned subsidiary, Tintic Utah Metals LLC ("Tintic Utah") during the first six months of 2001.

Mining properties and exploration costs for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 increased in the amount of $581,736. This increase resulted primarily from increased exploration and development costs at Registrant's Trixie Mine in Utah.

Registrant's consolidated revenues of $26,346 during the three months ended June 30, 2001 consisted of $14,803 from real estate sales and miscellaneous sources and $11,543 of interest. Registrant's consolidated revenues of $77,242 during the three months ended June 30, 2000 consisted of $16,146 from land sales and miscellaneous sources and $61,096 of interest. Registrant's consolidated net loss during the three months ended June 30, 2001 was $1,364,787 as compared to a consolidated net loss of $654,223 for the three months ended June 30, 2000. The increase in net loss of $710,564 for the three month period in 2001 as compared to the three month period in 2000 resulted primarily from an increase in exploration and operating costs at registrant's Trixie Mine and by an increase in general and administrative expenses.

General and administrative expenses for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 increased in the amount of $459,246. This increase resulted primarily from increases in administrative salaries, liability insurance expenses and increased administrative costs of Tintic Utah Metals LLC during the second quarter of 2001.

Mining properties and exploration costs for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 increased in the amount of $217,418. This increase resulted primarily from increased exploration and development costs at Registrant's Trixie Mine in Utah.

CASH NEEDS OF REGISTRANT

Registrant's cash needs over the remainder of 2001 and into the first quarter of 2002 will center upon: completion of drifting and other work on the 600 foot level of the Trixie Mine preparatory to bringing the Trixie Mine into production; initiating mining from the 600 foot level from the Trixie Mine; readying the nearby concentrator owned by Tintic Utah to process the Trixie Mine ore; and beginning the actual processing of the ore into dores for sale by registrant to refineries. Registrant currently anticipates that mining from the Trixie Mine will begin by the end of November 2001 and that dores will begin to be produced from the concentrator for sale about 30 to 60 days after mining is begun. However, those dates represent registrant's best estimates based upon the current progress being made at the Trixie Mine and it is possible that unanticipated events could result in significant delays in production schedules or the inability of registrant to put the Trixie Mine into operation. At such time as Trixie Mine ores are processed and sold, revenues from the sale of the ores will begin to offset the costs of a continuing mining and processing operation.

During the month July 2001, registrant received $1,900,000 from the sale of a total of 950,000 shares of its common stock at a price of $2 per share in private placement transactions to three purchasers who qualified as "accredited investors" under Securities and Exchange Commission Regulation D of the Securities Act of 1933 (the "Act"). As of August 10, 2001, registrant had approximately $1,598,006 in cash and cash equivalents. In order to achieve its operational goals at the Trixie Mine and the Tintic Utah concentrator, as outlined above, and also pay for its other projects and corporate overhead, registrant believes that additional funds will be required late in 2001. Registrant therefore will seek to sell additional shares of its common stock in private placements during the remainder of 2001. If registrant is unable to sell additional shares of its common stock, registrant would be forced to reduce its operations at the Trixie Mine and the Tintic Utah concentrating mill until such time as funds can be raised. Even if registrant is successful in raising funds and completing its mining plans with respect to the Trixie Mine, registrant is unable to estimate at this time the amount of revenues that would be received by registrant from the sale of dores, since registrant cannot predict with certainty the grades of gold and silver to be contained in the dores, when the dores would first be ready for sale or the quantity of dores. The total amount of funds registrant will seek to raise from the sale of its stock will be determined by registrant when the cash needs for the end of 2001 and into 2002 can be determined with greater accuracy.

The above estimates by registrant as to when production could begin from the Trixie Mine and when dores could be ready for sale are based primarily upon progress made at the Trixie Mine since the end of the first quarter of 2001. Drifting at the 600 foot level to a borehole that serves as both an escape shaft and a ventilation shaft has been completed. Also, drifting has been completed into a portion of the mineralized intercept encountered in previous drillholes. Registrant is now focusing on drifting to the end of that mineralized zone and stoping will then begin. At the concentrating mill, registrant is in the process of installing a vat leaching system that will be a part of the processing of the Trixie Mine ores. When the installation is completed, the concentrator will be ready for start-up procedures.

No assurance can be given that registrant will be successful in initiating production from the Trixie Mine or that any such mining will prove to be economically feasible. Further, no assurance can be given that a sufficient amount of Trixie Mine ore will be stockpiled at the concentrating mill so as to economically justify the start-up operations at the mill. If the mill is started in operation, no assurance can be given that there will be a sufficient supply of ore that can produce a sustainable profit over a reasonable length of time or that Tintic Utah will be able to successfully complete the concentrating process needed to produce the dores.

WATER APPROPRIATION APPLICATION AND DEWATERING OF BURGIN MINE.

Registrant's application to appropriate water from the Burgin Mine ("water appropriation application") is currently pending before the Utah State Engineer. The Burgin Mine is owned by Tintic Utah. Registrant is currently conducting negotiations with the main objectors to its application which, if the negotiations are successful, could result in the main objectors withdrawing their opposition to the water appropriation application. Registrant believes that if such opposition is withdrawn, the State Engineer would approve the water appropriation application. However, no assurance can be given that the current negotiations with the objectors will be successful or even if successful, that the Utah State Engineer would approve the application.

The dewatering of the Burgin Mine at the lower levels of the Mine, is one of the essential ingredients of the overall mine feasibility process. The importance of the water appropriation application to registrant is that if it is approved, registrant would proceed to negotiate an agreement with a subsidiary company of U.S. Filter Corporation ("U.S. Filter") under an existing Letter of Intent that would include the building of a water treatment facility by U.S. Filter, at U.S. Filter's cost, at the site of the Burgin Mine. If such agreement between registrant and U.S. Filter is consummated, registrant would then require substantial additional capital costs of approximately $30 million in connection with a Burgin Mine mining project.

If the Utah State Engineer does not approve the water appropriation application, registrant believes it has a viable alternative for the dewatering of the Burgin Mine. An application previously filed by the registrant for the underground injection of Burgin Mine water is currently being held in abeyance by the Utah Division of Water Quality until the water appropriation application is decided by the Utah State Engineer.

While registrant believes that the Utah State Engineer will ultimately approve the water appropriation application or an alternative dewatering plan can be implemented, no assurance can be given that either such event will occur. If the water appropriation application is approved, no assurance can be given that registrant will reach a final agreement with U.S. Filter or that actual dewatering of the Burgin Mine will take place. Further, if dewatering occurs, no assurance can be given that registrant will be able to raise funds necessary to finance the capital costs of a Burgin Mine mining project or that the Burgin Mine can be profitably operated.

OPTION TO PURCHASE KOREA ZINC'S 25% INTEREST IN TINTIC UTAH.

Under earlier amendments to the Operating Agreement ("Operating Agreement") between registrant and KZ Utah, Inc. ("Korea Zinc"), registrant held an option ("Option") during the period October 1, 1998 to December 31, 2000 ("Option Period") to purchase Korea Zinc's entire 25% membership interest in Tintic Utah Metals for $2,000,000. Registrant did not make the purchase and the Option expired on December 31, 2000. The principal reason for registrant's not exercising the Option was the unavailability of sufficient cash funds to make the $2,000,000 purchase. In June 2001, a Fifth Amendment to the Operating Agreement ("Amendment") between registrant and Korea Zinc was signed having an effective date of January 1, 2001. Under the terms of the Amendment, registrant now holds an Option until December 31, 2002 to purchase Korea Zinc's entire 25% membership interest in Tintic Utah Metals for $3,000,000. A copy of the Amendment is filed as part of this Form 10-QSB and is marked as Exhibit "A". Any later exercise of the Option by registrant will depend upon the then existing circumstances involving the Tintic Utah operations and the availability of sufficient cash.

SURFACE REAL ESTATE.

Registrant owns approximately 10,000 acres of real estate in the Main Tintic District in Utah. Registrant has retained a real estate consulting firm to assess the potential use of the real estate for development as residential and commercial property. The initial study by the consulting firm has identified 4,500 acres north of Utah Highway 6 as having the most potential for real estate development. Registrant is awaiting a detailed written report from the consultant in order to determine how best to proceed. If the water appropriation application is approved and water from the Burgin Mine is treated in a water treatment facility, it could result in a source of potable water being available to registrant for use in connection with any future development of registrant's surface real estate. No assurance can be given that registrant will be able to develop its surface real estate, whether or not such potable water is available.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

EPA AT EUREKA MILLS SITE.

On June 14, 2001, the U.S. Environmental Protection Agency ("EPA") proposed to place what the EPA has titled the "Eureka Mills Site" (the "Site") on the National Priorities List ("NPL"), as authorized under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund").

EPA's "NPL Site Narrative at Listing" describes the Site in part as follows:
"The Eureka Mills site is approximately 150 acres of lead- and arsenic-contaminated soil located in the Town of Eureka, approximately 60 miles south of Salt Lake City and 12 miles west of Utah Lake."

EPA is in the process of conducting an emergency removal action with respect to certain residential (and contiguous) properties within the Town of Eureka. Registrant is the current owner of certain real property within the Town of Eureka. EPA has determined that nine parcels registrant owns will require emergency removal action work. These nine parcels, consisting of a total of approximately 212,850 square feet, are small unimproved parcels that are near residential areas not owned by registrant.

In addition to the emergency removal work, EPA is in the process of considering what response action, if any, will need to be taken with respect to other properties in and around Eureka through the remedial action program authorized under CERCLA. While no final decisions have been made with respect to properties falling outside of the scope of the emergency removal program, it is possible that EPA will determine that remedial action will be necessary with respect to other properties owned by registrant in and around Eureka. Such properties include a number of former mining areas that contain mine wastes which, according to available data, indicate relatively high levels of metals, including lead and arsenic. Moreover, the nature, scope, and amount of registrant's potential liability, if any, relating to non registrant-owned properties in and around Eureka, cannot be quantified at this time but remains to be determined.

Registrant is presently in the process of negotiating with EPA an arrangement whereby registrant would permit EPA to use registrant property to acquire clean fill material, other former mining property as a permanent repository for contaminated soils excavated during EPA's activities, as well as water, all as consideration for settling registrant's potential liability to EPA. An interim arrangement has been reached whereby EPA has begun to use registrant's backfill soils, water, and repository in connection with its current emergency removal work. However, no final agreements have been reached and, based on currently available information, registrant anticipates that settlement negotiations will not be completed until the spring or summer of 2002. Registrant does not know whether permitting EPA the use of the repository, soil, and water will be recognized as sufficient consideration to settle all of Registrant's liability, or whether additional consideration will be required.

Based on the foregoing, the nature, scope, and amount of Registrant's potential liability to EPA relating to the Site cannot be determined at this time. However, registrant has agreed to remove certain mine tailings on a portion of the subject property. The estimated costs to complete the removal of approximately $40,000 have been accrued as of June 30, 2001.

SEC REVIEW.

In connection with a review of the registrant's periodic SEC reports, the registrant has received comments from the staff of the SEC questioning the correctness of registrant's method of reporting proven and probable reserves at the Burgin Mine in its SEC report filings and its financial statements. The SEC has indicated to registrant that it does not believe that registrant's reporting of the term "reserves" meets the definition of reserve as set forth in Industry Guide 7. Registrant has submitted additional information to the SEC in support of its position that it has properly reported proven and probable ore reserves in its SEC report filings and its financial statements in a manner consistent with Industry Guide 7 and in accordance with generally accepted accounting principles and applicable accounting literature. Tintic Utah has capitalized approximately $5.6 million of mine development costs at the Burgin Mine. If the registrant does not prevail with the SEC in its position on reserves, the registrant may be required to restate its financial statements and write-off the $5.6 million of capitalized costs.

NEW OFFICERS OF COMPANY.

On August 8, 2001, registrant's Board of Directors elected Andre J. Douchane ("Douchane") to serve as President and Chief Operating Officer of the registrant. Douchane's employment as President and Chief Operating Officer will become effective as of August 20, 2001 and will continue until terminated by either registrant or Douchane. Douchane will receive an annual salary of $120,000 and he will be entitled to additional compensation based upon percentages ranging from 5% to 10% of net cash flow related to mining operations at the Trixie Mine and from milling operations at the Burgin concentrator during the first eighteen months of his employment. Operating costs and capital expenditures will be used in the calculation of cash flow. The maximum amount of additional compensation that Douchane shall be entitled to receive under these calculations for the said eighteen month period shall be $400,000. Registrant's Board of Directors shall also have the discretion to award bonuses to Douchane in such amounts as the Board may determine. The Board of Directors granted Douchane an option to purchase up to 100,000 shares of registrant's common stock over a five-year vesting period at an exercise price to be based upon the closing price of the shares on The NASDAQ market on August 20, 2001. The Closing price for registrant's shares on August 9. 2001 was $2.10.

Registrant's Board of Directors on August 8, 2001 elected John E. Henderson ("Henderson") to serve as Treasurer and be the principal financial officer of registrant Henderson's employment as Treasurer will become effective as of August 15, 2001 and will continue until terminated by either registrant or Henderson. Henderson will receive an annual salary of $70,000. Registrant's Board of Directors shall have the discretion to award a bonus of up to 25% of Henderson's annual salary. The Board of Directors granted an option to purchase up to 25,000 shares of registrant's common stock to Henderson over a five-year vesting period at an exercise price to be based upon the closing price of the shares on The NASDAQ market on August 15, 2001.

Paul Hines, a director of registrant who has served as interim President and Chief Executive Officer of registrant, will continue to serve as Chief Executive Officer of the Company. Thomas Bruderman, a director of the registrant, will continue to serve as Secretary of the Company.

AUDIT COMMITTEE.

Eugene L. Cooke, a director of the Company, was appointed by registrant's Board of Directors to serve as the fourth member of registrant's Audit Committee. Registrant's Audit Committee is now composed of three outside directors, Christopher A. Arnold, Robert E. Poll and Eugene L.

Cooke; Paul Hines, a director and Chief Executive Officer also serves on the Audit Committee. Christopher A. Arnold was appointed as Chairman of the Audit Committee.

CHANGE OF LOCATION OF REGISTRANT'S PRINCIPAL OFFICE.

Effective September 1, 2001, registrant will move its principal office from 500 Fifth Avenue, New York, NY 10110 to 15988 Silver Pass Road, Eureka, Utah 84628 [Telephone No. 888-884-6842 or 435-433-6606]. Registrant's lease for its office in New York City expires on August 31, 2001 and the principal office will be moved to Eureka, Utah where registrant's properties are located and where the new President and Treasurer of the Company will have their offices.

PROPOSED MERGER WITH CENTRAL STANDARD CONSOLIDATED MINES.

On August 8, 2001, the Board of Directors of registrant approved an amendment to the merger agreement between registrant and Central Standard Consolidated Mines ("Central Standard") that extended the time by which the merger was to be completed from September 30, 2001 to September 30, 2002, subject to a review of the exchange ratio of Central Standard shares for shares of registrant's common stock. If the merger is not completed by September 30, 2002, registrant would have the right to terminate the transaction. The Board of Directors of Central Standard also met on August 8, 2001 and agreed to the extension to September 30, 2002 on the condition that the share exchange ratio be reviewed prior to the filing of merger documents with the SEC. The principal reason that registrant has, to date, not proceeded with preparations for the merger is the lack of cash to pay the costs that would be incurred in connection with the merger transaction.

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

          F. Fifth Amendment to Operating Agreement dated as of January 1, 2001 by and between registrant and KZ Utah, Inc., a copy of which is filed with this Form 10-QSB report.

          G. Articles of Organization of Tintic Utah Metals LLC, a copy of which was filed with the Securities and Exchange Commission by registrant as part of its 1996 Form 10-KSB report.

          H. Stock Purchase Agreement ("Stock Purchase Agreement") dated as of November 19, 1999 between registrant and Dimeling, Schreiber & Park, a copy of which was filed with the Securities and Exchange Commission by registrant as part of its Form 8-K report filed on December 1, 1999.

          I. Registration Rights Agreement dated as of November 19, 1999 between registrant and Dimeling, Schreiber & Park, constituting Exhibit A to the Stock Purchase Agreement, a copy of which was filed with the Securities and Exchange Commission by registrant as part of its Form 8-K report filed on December 1, 1999.

          J. Form of Warrant issued to Dimeling, Schreiber & Park by registrant dated as of November 19, 1999, constituting Exhibit B to the Stock Purchase Agreement, a copy of which was filed with the Securities and Exchange Commission by registrant as part of its Form 8-K report filed on December 1, 1999.

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

          "(99)" Not applicable.

     (b)  Reports filed on Form 8-K.

          None.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

This Form 10-QSB report contains statements which are not historical facts, such as initiating mining, processing ore and obtaining approval and therefore are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, expected or implied. These risks and uncertainties include, but are not limited to, the following; registrant's cash is not sufficient to complete the intended work and projects and it is unable to raise additional funds; registrant is unable to complete the work required at the Trixie Mine to bring it into production for reasons other than cash insufficiency; even if the amount of cash available is sufficient to complete the intended work and projects, registrant is unable to initiate profitable mining activities at the Trixie Mine; registrant's water appropriation application for the Burgin Mine is rejected by the Utah State Engineer and registrant is unable to substitute a viable alternative for dewatering the Burgin Mine; even if the water appropriation application is approved by the Utah State Engineer, a water treatment facility is not built or if built, mining from the Burgin Mine is not commercially feasible or registrant is unable to obtain long-term financing for the Burgin Mine project; registrant is unable to develop its surface real estate, whether or not the water appropriation application is approved; the EPA determines that registrant has environmental liabilities that require cash payment. Refer to registrant's Form 10-KSB for the year ended December 31, 2000 and registrant's Quarterly Report Form 10-QSB for the quarterly period ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIEF CONSOLIDATED MINING COMPANY
         (Registrant)

August 13, 2001                     /s/ PAUL G. HINES
                                    ------------------------------
                                    (Signature and Title)
                                    Paul G. Hines
                                    President and Principal Executive Officer

August 13, 2001                     /s/ THOMAS BRUDERMAN
                                    ------------------------------
                                    (Signature and Title)
                                    Thomas Bruderman
                                    Secretary Treasurer,
                                    Principal Financial Officer and
                                    Principal Accounting Officer

                                   EXHIBIT "A"

                    FIFTH AMENDMENT TO TINTIC UTAH METALS LLC
                               OPERATING AGREEMENT

     This FIFTH AMENDMENT to the TINTIC UTAH METALS LLC OPERATING AGREEMENT (this "Amendment") is made and entered into as of the 1st day of January, 2001 by and between CHIEF CONSOLIDATED MINING COMPANY, an Arizona corporation ("Chief") and KZ UTAH, INC., a Delaware corporation ("Korea Zinc").

                                    RECITALS

     A. The parties hereto are the remaining parties to that certain Operating Agreement of Tintic Utah Metals LLC, dated as of July 17, 1996, as previously amended on March 11, 1997, November 10, 1997, October 1, 1998 and September 9, 1999 (the "Operating Agreement") and are all of the Members of Tintic Utah Metals LLC, a Colorado limited liability company ("Tintic Utah").

     B. Chief is vested with a 75% Membership Interest in Tintic Utah; Korea Zinc is vested with a 25% Membership Interest in Tintic Utah.

     C. Chief and Korea Zinc desire to further amend the Operating Agreement so as to extend the time period to December 31, 2002, within which time period Chief shall have the right to exercise the Option granted to it by Korea Zinc under the Third Amendment dated October 1, 1998 to the Operating Agreement, which time was previously extended to December 31, 2000 under the Fourth Amendment dated September 9, 1999, to purchase Korea Zinc's entire 25% Membership Interest in Tintic Utah.

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

     2. Extension of Option. The time period during which Chief shall have the right to exercise the Option to purchase from Korea Zinc the entire 25% Membership Interest owned by Korea Zinc in Tintic Utah under Section 18.21 of
Article XVIII of the Operating Agreement, which Section 18.21 was added to the Operating Agreement under the terms of the Third Amendment dated October 1, 1998 to the Operating Agreement, and which time period was extended from October 15, 1999 to December 31, 2000 under the Fourth Amendment dated September 9, 1999 to the Operating Agreement, is hereby extended from December 31, 2000 to December 31, 2002. Accordingly, Section 18.21, which defined the Option Period as being from October 1, 1998 to December 31, 2000, is hereby amended so as to change the Option Period to be from October 1, 1998 to December 31, 2002.

     3. Exercise Price of the Option. The price at which Chief may exercise the Option as set forth at Section 18.21(a) of the Operating Agreement, as contained in the Third Amendment dated October 1, 1998 to the Operating Agreement, is hereby increased from Two Million ($2,000,000 U.S.) Dollars to Three Million ($3,000,000 U.S.) Dollars.

     4. Section 18.21 To Remain In Force. Except with respect to the Option Period and the exercise price of the Option, as amended herein, all the other terms and provisions of said Section 18.21 shall remain in full force and effect.

     4. Certain Provisions In Effect During Option Period. Section "3" of the Third Amendment dated October 1, 1998 to the Operating Agreement, as previously amended by the Fourth Amendment dated September 9, 1999 to the Operating Agreement, is hereby further amended by deleting the date "December 31, 2000" and substituting the date "December 31, 2002" in its place and stead, and by deleting the date "January 1, 2001" and substituting the date "January 1, 2003" in its place and stead. Except with respect to the aforesaid changes in dates, as amended herein, all the other terms and provisions of said Section "3" of the Third Amendment dated October 1, 1998 to the Operating Agreement shall remain in full force and effect.

     5. Operating Agreement, As Previously Amended, Remains In Effect. Except as expressly set forth in this Amendment, the terms and conditions of the Operating Agreement, as previously amended, shall remain in full force and effect in accordance with their terms. The headings in this Amendment are inserted for convenience only and are in no way intended to describe, interpret, define, or limit the scope, extent or intent of this Amendment or any provision hereof.

     Executed to be effective as of the date first above written.

TINTIC UTAH METALS LLC
  MEMBERS:

         CHIEF CONSOLIDATED
         MINING COMPANY                        KZ UTAH, INC.


         By: /s/                               By: /s/
             --------------------                  --------------------
             Leonard Weitz                         Yong Duk Kim
             Chairman and President