Form 10QSB
period 2001-09-30
CHIEF CONSOLIDATED MINING CO
filed 2001-11-14
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

  x Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001.

      Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from                to
                                        --------------   -----------------------


                         Commission File Number 1-1761
                                                ------


                        CHIEF CONSOLIDATED MINING COMPANY
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


           ARIZONA                                         87-0122295
--------------------------------                    ------------------------
(State or other jurisdiction of                     (I.R.S. Employer ID. No.)
 incorporation or organization)


            15988 SILVER PASS ROAD, P.O. BOX 51, EUREKA, UTAH 84628
            --------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  435-433-6606
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES  X                                      NO
             ---                                    ---


        Class                                    Outstanding at October 31, 2001
        -----                                    -------------------------------

Common Stock $0.50 par value                                10,177,242
----------------------------

Redeemable Convertible Common Stock $0.50 par value          3,780,000
---------------------------------------------------

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2001
(UNAUDITED)

ASSETS

Current assets:
   Cash and cash equivalents .................................       $ 1,329,589
   Other current assets ......................................            79,547
                                                                     -----------
                Total current assets .........................         1,409,136

Investment in Central Standard Consolidated Mines ............            75,494
Advances to Central Standard Consolidated Mines ..............            55,000
   Mining claims and properties, less accumulated
     depletion of $819,444 ...................................         8,573,103
   Machinery and equipment, less accumulated
     depreciation of $260,045 ................................         2,706,057
Other assets .................................................           164,190
                                                                     -----------
                Total assets .................................       $12,982,980
                                                                     ===========


The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated financial statement.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

AS OF SEPTEMBER 30, 2001
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...........................................    $    397,345
   Accrued liabilities ........................................          40,088
                                                                   ------------
                Total current liabilities .....................         437,433
                                                                   ------------
Accrued reclamation costs .....................................         389,800
                                                                   ------------
Minority interest .............................................       2,485,024
                                                                   ------------
Redeemable convertible common stock,
   3,500,000 shares issued and outstanding ....................       4,808,336
                                                                   ------------
Commitments and contingencies (Notes 3)

Shareholders' equity:
   Preferred stock, $0.50 par value; 1,500,000
     shares authorized, 11,115 shares outstanding
     with a liquidation value of $5,557 .......................           5,557
   Convertible Common Stock, $0.50 par value;
     30,000,000 shares authorized, 3,990,000
     shares outstanding (including the 3,500,000
     shares of redeemable convertible
     common stock above) ......................................         245,000
   Common stock, $0.50 par value; 20,000,000
     shares authorized, 10,156,153 shares
     outstanding, 16,441 shares held in treasury
     with a zero cost .........................................       5,078,077
   Additional paid-in capital .................................      18,986,928
   Stock purchase rights ......................................       3,321,747
   Deferred compensation ......................................         (12,990)
   Notes receivable from shareholders .........................         (26,570)
   Accumulated deficit ........................................     (22,735,362)
                                                                   ------------
   Total shareholders' equity .................................       4,862,387
                                                                   ------------
                Total liabilities and shareholders' equity ....    $ 12,982,980
                                                                   ============


The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated financial statement.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)


                                                For the three      For the three   For the nine   For the nine
                                                 months ended       months ended   months ended   months ended
                                                 September 30,      September 30,  September 30,  September 30,
                                                     2001              2000          2001            2000
                                                --------------   --------------- --------------- --------------
Revenues:
   Interest ..................................   $      4,475    $     14,783    $     21,568    $    142,542
   Land sales and other ......................          1,823           2,700          17,210          25,363
                                                 ------------    ------------    ------------    ------------
                Total revenues ...............          6,298          17,483          38,778         167,905
                                                 ------------    ------------    ------------    ------------
Expenses:
   General and administrative ................        430,860         416,995       1,734,064       1,035,738
   Mining properties operating and
     exploration costs .......................        895,047         302,790       2,231,969       1,057,976
   Taxes other than income taxes .............          1,115          18,165           3,022          96,791
                                                 ------------    ------------    ------------    ------------
                Total expenses ...............      1,327,022         737,950       3,969,055       2,190,505
                                                 ------------    ------------    ------------    ------------
Net loss .....................................   $ (1,320,724)   $   (720,467)   $ (3,930,277)   $ (2,022,600)
                                                 ============    ============    ============    ============
Redeemable convertible common stock dividends:
   Eight percent stock dividend ...  .........   $   (167,300)   $   (183,750)   $   (553,700)   $   (551,250)
   Accretion to redemption value .............       (243,468)       (324,662)       (730,404)       (973,986)
                                                 ------------    ------------    ------------    ------------
Net loss applicable to common
   shareholders ..............................   $ (1,731,492)   $ (1,228,879)   $ (5,214,381)   $ (3,547,836)
                                                 ============    ============    ============    ============
Net loss per common share
   (basic and diluted) .......................   $      (0.17)   $      (0.15)   $      (0.57)   $      (0.44)
                                                 ============    ============    ============    ============
Weighted average number of common
   shares outstanding (basic and diluted) ....     10,001,125       8,024,601       9,157,917       8,024,601
                                                 ============    ============    ============    ============


The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated financial statement.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)


                                                          2001            2000
                                                       -----------    ------------
Cash flows from operating activities:
   Net loss ........................................   $(3,930,277)   $(2,022,600)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization ...............        45,090          9,000
       Amortization of deferred compensation .......         5,310          9,675
       Non-cash compensation expense ...............           500           --
       Changes in operating assets and liabilities:
         Increase in other assets ..................        (8,438)      (226,267)
         Increase (decrease) in accounts payable and
            accrued liabilities ....................       275,523       (389,980)
                                                       -----------    -----------
         Net cash used in operating activities .....    (3,612,292)    (2,620,172)
                                                       -----------    -----------
Cash flows from investing activities:
   Mining property development costs and purchase of
     machinery and equipment .......................      (134,700)    (2,357,667)
   Advances to affiliates ..........................        (6,850)       (18,258)
   Payments received from stockholder ..............         2,600         23,900
                                                       -----------    -----------
         Net cash used in investing activities .....      (138,950)    (2,352,025)
                                                       -----------    -----------
Cash flows from financing activities:
   Net proceeds from sale of common stock ..........     4,189,972           --
                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents       438,730     (4,972,197)
Cash and cash equivalents at beginning of period ...       890,859      6,901,234
                                                       -----------    -----------
Cash and cash equivalents at end of period .........   $ 1,329,589    $ 1,929,037
                                                       ===========    ===========


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

NOTE 2. TINTIC JOINT VENTURE

On July 17, 1996, the registrant, Akiko Gold Resources Ltd. ("Akiko") and KOREA Zinc Co., Ltd. ("Korea Zinc") formed Tintic Utah Metals LLC ("Tintic"). The registrant contributed $3,976,000 of its mining claims and properties and machinery and equipment for an undivided 50 percent interest in Tintic. Korea Zinc paid $3,000,000 to Tintic to become vested in a 25 percent interest. As a result of its failure to contribute the required capital to Tintic, Akiko forfeited any rights of ownership in Tintic. Thus, in accordance with the amended operating agreement, effective August 15, 1997, Akiko's ownership reverted to the registrant resulting in the registrant's vested interest in Tintic increasing to 75 percent.

During the nine months ended September 30, 2001, an extension of the amendment to the operating agreement was signed. This extension, which expires on December 31, 2002, grants the registrant an option to purchase Korea Zinc's 25 percent ownership for $3,000,000. During the option period, Korea Zinc is not required to make any advances to Tintic or to repay to the registrant 25 percent of the advances made by the registrant and can not vote upon the operations of Tintic. During the portion of the option period from October 1, 1998 to September 30, 2001, registrant advanced a net amount of approximately $7,114,000 to Tintic.

Registrant's initial contribution of property and equipment was made at the historical bases of the related mining properties and machinery and equipment for financial reporting purposes. No gain recognition or step-up in basis was recorded in the accompanying consolidated financial statements as a result of the transaction.

NOTE 3. ENVIRONMENTAL REMEDIATION COSTS

On September 14, 2001, the U.S. Environmental Protection Agency ("EPA") proposed to place the Eureka Mills site (the "Site") which is owned by the registrant on the National Priorities List ("NPL"), as authorized under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S.C. ss. 9601 et seq. ("CERCLA" or "Superfund").

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

In addition to the emergency removal work, EPA is in the process of considering what response action, if any, will need to be taken with respect to other properties in and around Eureka through the remedial action program authorized under CERCLA. While no final decisions have been made with respect to properties falling outside of the scope of the emergency removal program, it is possible that EPA will determine that remedial action will be necessary with respect to other properties owned by the registrant in and around Eureka. Such properties include a number of former mining areas that contain mine wastes which, according to available data, indicate relatively high levels of metals, including lead and arsenic. Moreover, the nature, scope, and amount of the registrant's potential liability, if any, relating to non Chief-owned properties in and around Eureka, cannot be quantified at this time but remains to be determined.

The registrant is presently in the process of negotiating with EPA an arrangement whereby the registrant would permit EPA to use the registrant's property to acquire clean fill material, to use other former mining property as a permanent repository for contaminated soils excavated during EPA's activities, as well as water, all as consideration for settling the registrant's potential liability to EPA. An interim arrangement has been reached whereby EPA has begun to use the registrant's backfill soils, water, and repository in connection with its current emergency removal work. However, the registrant stresses that no final agreements have been reached and, based on currently available information, the registrant anticipates that settlement negotiations have little to no chance of being completed, at the earliest, until the spring or summer of 2002. More specifically, the registrant does not know whether permitting EPA the use of the repository, soil, and water will be recognized as sufficient consideration to settle all of Chief's liability, or whether additional consideration will be required.

Based on the foregoing, the nature, scope, and amount of Chief's potential liability to EPA relating to the Site cannot be determined at this time. However, the registrant has agreed to remove certain mine tailings on a portion of the subject property. The estimated costs to complete the removal of approximately $40,000 have been accrued as of September 30, 2001.

NOTE 4. EQUITY TRANSACTIONS

During the nine months ended September 30, 2001, the registrant sold 2,095,000 unregistered shares of common stock at a price of $2 per share in a private placement. The registrant received $4,190,000 from the sale of this stock.

NOTE 5. REDEEMABLE CONVERTIBLE COMMON STOCK DIVIDENDS

The redeemable convertible common stock carries a dividend rate of 8 percent which is payable in non-redeemable convertible common stock of registrant (based on the number of issued redeemable convertible common shares). The dividend shares are to be issued on an annual basis. There are currently 3,780,000 shares of outstanding convertible common stock. The registrant has accrued an 8 percent dividend, or 210,000 shares, of non-redeemable convertible common stock for the nine months ended September 30, 2001. However, these shares have not been issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION.

Registrant hereby incorporates by reference portions of registrant's Annual Report dated March 29, 2001 on Form 10-KSB for the fiscal year ended December 31, 2000: "Item 1. Description of Business." and "Item 2. Description of Property."

RESULTS OF OPERATION

Registrant had no revenues from mining operations during the nine months ended September 30, 2001 and 2000. Registrant's consolidated revenues of $38,778 during the nine months ended September 30, 2001 consisted of $17,210 from real estate sales and miscellaneous sources and $21,568 of interest. Registrant's consolidated revenues of $167,905 during the nine months ended September 30, 2000 consisted of $25,363 from land sales and miscellaneous sources and $142,542 of interest. Registrant's consolidated net loss during the nine months ended September 30, 2001 was $3,930,277 as compared to a consolidated net loss of $2,022,600 for the nine months ended September 30, 2000. The increase in net loss of $1,907,677 for the nine-month period in 2001 as compared to the nine-month period in 2000 resulted primarily from an increase in exploration, development and operating costs at registrant's Trixie Mine and from an increase in general and administrative expenses.

General and administrative expenses for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 increased in the amount of $698,326. This increase resulted primarily from increases in administrative salaries, liability insurance expenses and increased administrative costs of registrants 75% owned subsidiary, Tintic Utah Metals LLC ("Tintic Utah") during the first nine months of 2001.

Mining properties and exploration costs for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 increased in the amount of $1,173,993. This increase resulted primarily from increased exploration and work preparatory for mining operations at Registrant's Trixie Mine in Utah.

Registrant's consolidated revenues of $6,298 during the three months ended September 30, 2001 consisted of $1,823 from real estate sales and miscellaneous sources and $4,475 of interest. Registrant's consolidated revenues of $17,483 during the three months ended September 30, 2000 consisted of $2,700 from land sales and miscellaneous sources and $14,783 of interest. Registrant's consolidated net loss during the three months ended September 30, 2001 was $1,320,724 as compared to a consolidated net loss of $720,467 for the three months ended September 30, 2000. The increase in net loss of $600,257 for the three-month period in 2001 as compared to the three-month period in 2000 resulted primarily from an increase in exploration and operating costs at registrant's Trixie Mine and by an increase in general and administrative expenses.

General and administrative expenses for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 increased in the amount of $13,865. This increase resulted primarily from increases in administrative salaries, liability insurance expenses and increased administrative costs of Tintic Utah Metals LLC during the third quarter of 2001.

Mining properties and exploration costs for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 increased in the amount of $592,257. This increase resulted primarily from increased exploration and work preparatory to mining operations at Registrant's Trixie Mine in Utah.

CASH NEEDS OF REGISTRANT

TRIXIE MINE AND MILL

Registrant's cash needs over the remainder of 2001 and into the first quarter of 2002 will center upon the extent of activities at registrant's 100% owned Trixie Mine and the mill ("Mill") owned by registrant's 75% owned subsidiary, Tintic Utah. These activities include: completion of stope preparation and other work on the 600 foot level of the Trixie Mine, preparatory to bringing the Trixie Mine into commercial production; stope sill mining from the 610 and 608 raises on the 600 foot level of the Trixie Mine; start-up of the nearby Mill to process the Trixie Mine mill feed; and beginning the actual processing at the Mill of the mill feed into dore for sale by registrant to refineries. Producing the dore includes passing the mill feed through various circuits, including the crushing circuit, the milling circuit, the concentrator circuit, the leach circuit, the CCD circuit and the Merrill Crowe circuit. The leach circuit removes gold and silver from rock and places the metals into a solution. The Merrill Crowe circuit removes the gold and silver from the solution and makes the product that is smelted into dore that contains gold and silver.

The escape shaft and a ventilation shaft at the Trixie Mine have been completed. Drifting has been completed into a portion of the mineralized intercept encountered in previous drill holes. Registrant is now focusing on the development of that mineralized zone. Stoping has started on the 600 foot level. At the Mill, registrant is in the process of completing the vat leaching system and the CCD circuit that will be a part of the processing of the mill feed. When the installation is completed, the concentrator will be ready for start-up procedures.

Mining from the Trixie Mine started during September 2001 and as of October 26, 2001, approximately 2,500 tons of mill feed was stockpiled on the surface grading an estimated 2.0 ounces of gold per ton and 4.0 ounces of silver per ton. Registrant's plans include the continued mining of mill feed from the Trixie Mine at a rate between 500 to 750 tons per week, however no estimate can now be made as to the grades of gold and silver that will be contained in the mill feed as it is brought to the surface. The Mill is scheduled to begin processing the stockpiled mill feed during the third week of November 2001. Registrant anticipates that dore will begin to be produced from the Mill for sale to refineries during the first week of December 2001. At such time as the stockpiled mill feed and additional mill feed mined from the Trixie Mine is processed and sold, revenues from the sale of the gold and silver dore will begin to offset the costs of a continuing mining and processing operation. Registrant anticipates that based upon the current rate of stockpiling mill feed from the Trixie Mine and time involved in preparing the Mill for production, the Trixie Mine project will achieve commercial production during the first quarter of 2002 and become a profitable mining project at that time.

The above estimates by registrant as to when dore will be produced at the Mill and ready for sale are based primarily upon progress made at the Trixie Mine and Mill since the end of the second quarter of 2001. It is possible that unanticipated events could result in significant delays in production schedules or the inability of registrant to continue mining sufficient amounts of mill feed from the Trixie Mine and/or to put the Mill into operation. After the Mill is started in operation, no assurance can be given that the grades of gold and silver contained in the mill feed will be sufficient to produce a sustainable profit over a reasonable length of time. Two significant elements of the additional work remaining to be done include the completion of the 608 and 610 stope development on the 600-foot level of the Trixie Mine and the successful start-up of the Mill. Therefore, until the Mill goes into operation and sales of the dore begin, no assurance can be given that commercial production will be achieved during the first quarter of 2002. Registrant is unable to estimate at this time the amount of revenues that will be received by registrant from the sale of dore, since registrant cannot predict with certainty the grades of gold and silver to be contained in the dore, when the dore would first be ready for sale or the quantity of dore.

CASH ON HAND AND SOURCES FOR ADDITIONAL CASH

As of November 9, 2001, registrant had approximately $430,000 in cash. During the month of July 2001, registrant had raised $1,900,000 from the sale of 950,000 shares of its common stock at a price of $2.00 per share in private placement transactions to purchasers who qualified as "accredited investors" under Securities and Exchange Commission Regulation D of the Securities Act of 1933 (the "Act"). In November 2001, registrant received $100,000 in proceeds from the sale of 50,000 shares of common stock at $2.00 per share and has commitments from other investors to purchase 157,500 additional shares at $2.00 per share. Under its private placement offering, registrant will seek to sell up to an additional 325,000 shares of its common stock during the remainder of 2001 in order to raise $650,000 in additional funds. The proceeds from the sale of shares in the private placement are being used to bring the Trixie Mine into commercial production and for other general corporate purposes. If registrant is unable to sell additional shares of its common stock in a private placement, registrant would be forced to reduce its operations at the Trixie Mine and the Mill until funds can be raised.

Even if registrant is successful in raising funds and in bringing the Trixie Mine into commercial production, no assurance can be given that mining from the Trixie Mine will prove to be economically feasible or that the cash derived from operation of the Trixie Mine will be sufficient to pay for registrant's other projects and its corporate overhead.

WATER APPROPRIATION APPLICATION

Registrant's application to appropriate water from the Burgin Mine ("water appropriation application") is currently pending before the Utah State Engineer. The Burgin Mine is owned by Tintic Utah. Registrant is currently negotiating the terms of an agreement with the main objectors to the water appropriation application (the "objectors"), which, if signed, would resolve issues raised by the objectors pertaining to the possible interference of registrant's water use plan with the objectors water rights. The Utah State Engineer will issue a decision on the application and registrant would have the right to appeal any adverse decision to a court. Registrant is unable to predict at this time whether an agreement with the protestors will be signed or when the Utah State Engineer will render his decision. See "Dewatering of Burgin Mine," below for information concerning the pumping of water from the Burgin Mine if the application is granted.

DEWATERING OF BURGIN MINE

In October 2001, registrant received the report of an independent mine engineering services firm that updated the 1988 Burgin Mine feasibility study that had been conducted by Sunshine Mining Company, who at that time had leased the Burgin Mine property from registrant. The report concludes that mining of the Burgin Mine is economically feasible. The dewatering of the Burgin Mine at the lower levels of the Mine is one of the essential ingredients of the overall mine feasibility process. The importance of the water appropriation application to registrant is that if it is approved, registrant would proceed to negotiate an agreement with a subsidiary company of U.S. Filter Corporation ("U.S. Filter") under an existing Letter of Intent that would include the building of a water treatment facility by U.S. Filter, at U.S. Filter's cost, at the site of the Burgin Mine. The Burgin Mine water would be pumped to the facility. If such agreement between registrant and U.S. Filter is consummated, registrant would then require substantial additional capital costs of approximately $40 million in connection with a Burgin Mine mining project. (See "Water Appropriation Application", above.)

The dewatering of the Burgin Mine could also result in the recovery of lithium metal contained in the Burgin Mine water. No determination has been made as to the process that would be used to separate lithium metal from the Burgin Mine water or whether or not the removal of the lithium for sale would be profitable. The ability to recover any economic lithium metal will be dependent upon the approval of one of the water appropriation applications so that water can be pumped from the Burgin Mine and the successful use of a method to remove the lithium from the water, if there are sufficient quantities of lithium to do so on a profitable basis.

If the water appropriation application is not approved, registrant believes it has a viable alternative for the dewatering of the Burgin Mine. The Utah Division of Water Quality is currently holding an application previously filed by the registrant for the underground injection of Burgin Mine water in abeyance until the water appropriation application is decided by the Utah State Engineer. Alternately registrant can also file for a temporary diversion to dewater the Burgin Mine.

No assurance can be given that the water appropriation application will be approved or that an alternative dewatering plan can be implemented. If the water appropriation application is approved, no assurance can be given that registrant will reach a final agreement with U.S. Filter or another company in the water business, or that actual dewatering of the Burgin Mine will take place. Further, no assurance can be given that registrant will be able to raise funds necessary to finance the capital costs of a Burgin Mine mining project or that the Burgin Mine can be profitably operated.

SURFACE REAL ESTATE

Registrant owns approximately 10,000 acres of real estate in the Main Tintic District in Utah. Registrant has retained a real estate consulting firm to assess the potential use of the real estate for development as residential and commercial property. Registrant has received an initial written report from the consulting firm identifying 4,500 acres north of Utah Highway 6 as having the most potential for real estate development and indicating the possibility of a profitable real estate development. Registrant anticipates that a real estate development project would involve registrant entering into a joint venture agreement with a real estate developer. Registrant is currently evaluating how it will proceed in this regard. If the water appropriation application is approved and a water treatment facility is built to treat the Burgin Mine water, it could result in a source of potable water being available to registrant for use in connection with any future development of registrant's surface real estate. (See "Water Appropriation Application", above.) Alternatively, registrant could purchase existing water rights from third parties to fulfill any commitments to supply water for a real estate development. No assurance can be given that registrant will be able to develop its surface real estate, whether or not such potable water is available.

PART II. OTHER INFORMATION

Item 5. Other Information.

NEW DIRECTOR OF REGISTRANT

On October 17, 2001, Steven G. Park was elected as a director of registrant to replace William R. Dimeling, who had resigned from the Board of Directors for reasons of ill health. Steven R. Park is a principal of Dimeling, Schreiber & Park. See "Part II.- Item 12. Certain Relationships and Related Transactions." of registrant's Annual Report dated March 29, 2001 on Form 10-KSB for the fiscal year ended December 31, 2000 for information concerning the acquisition of convertible common stock and warrants by Dimeling, Schreiber & Park, in its capacity as General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP and directorships in the Company held by principals of Dimeling, Schreiber & Park.

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

          F. Fifth Amendment to Operating Agreement dated as of January 1, 2001 by and between registrant and KZ Utah, Inc., a copy of which was filed with the Securities and Exchange Commission by registrant as part of its Form 10-QSB report for the quarterly period ended June 30, 2001.

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

     "(11)" Not applicable.

     "(15)"  Not applicable.

     "(18)" Not applicable.

     "(19)"  Not applicable.

     "(22)" Not applicable.

     "(23)" Not applicable.

     "(24)" Not applicable.

     "(99)" Not applicable.

(b)   Reports filed on Form 8-K.

              None.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-QSB report contains statements which are not historical facts, such as initiating mining, processing mill feed, grades of gold and silver, entering into agreements and obtaining approvals and therefore are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, expected or implied. These risks and uncertainties include, but are not limited to, the following; registrant's cash is not sufficient to bring the mill into production or causes a delay in production of the dore; registrant is unable to complete the work required at the Trixie Mine to bring it into production for reasons other than cash insufficiency; even if the amount of cash available is sufficient to complete the intended work and projects, registrant is unable to initiate profitable mining activities at the Trixie Mine due to lack of sufficient quantities of mill feed or low grades of gold and silver contained in the mill feed; registrant's water appropriation application for the Burgin Mine is rejected and registrant is unable to substitute a viable alternative for dewatering the Burgin Mine; even if the water appropriation application is approved, a water treatment facility is not built or if built, mining from the Burgin Mine is not commercially feasible or registrant is unable to obtain long-term financing for the Burgin Mine project; registrant is unable to develop its surface real estate, whether or not the water appropriation application is approved. Refer to registrant's Form 10-KSB for the year ended December 31, 2000 and registrant's Quarterly Report Form 10-QSB for the quarterly period ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIEF CONSOLIDATED MINING COMPANY
----------------------------------
         (Registrant)

November 12, 2001                       /s/ANDRE J. DOUCHANE
                                        --------------------
                                        (Signature and Title)
                                        Andre J. Douchane
                                        President and Chief Operating Officer



November 12, 2001                      /s/JOHN E. HENDERSON
                                       --------------------
                                      (Signature and Title)
                                      John E. Henderson
                                      Treasurer and Principal Financial and
                                        Accounting Officer