Form 10KSB
period 2001-12-31
CHIEF CONSOLIDATED MINING CO
filed 2002-04-16
CIK 19913

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

          /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 1-1761

                        CHIEF CONSOLIDATED MINING COMPANY
                 (Name of Small Business Issuer in its Charter)

             ARIZONA                                 87-0122295
  (State or Other Jurisdiction                    (I.R.S. Employer
of Incorporation or Organization)                Identification No.)

             15988 SILVER PASS ROAD, P.O. BOX 51, EUREKA, UTAH 84628
               (Address of Principal Executive Offices) (Zip Code)

                                 (435) 433-6606
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Common Stock, $0.50 par value                             Pacific Exchange, Inc.

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

Common Stock, $0.50 par value                            The Nasdaq Stock Market

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Chief Mining was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X    No ___
                                                                   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Chief Mining's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. X
                                       ---

State issuer's revenues for its most recent fiscal year.      $50,303

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 1, 2002. $11,171,124.16
                                                         --------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class Outstanding at March 31, 2002
         -----------------------------------

Common Stock $0.50 par value                                         10,690,418
Convertible Common Stock $0.50 par value                              4,060,000

         Transitional Small Business Disclosure Format:

YES          NO   X
      ---        ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Chief was formed as a corporation under the laws of Arizona in 1909. Our mining and executive office is located in Eureka, Juab County, Utah 84628. Our principal subsidiaries are Tintic Utah Metals, LLC, a Colorado limited liability company and Chief Gold Mines, Inc., a Delaware corporation. Chief, through those two subsidiaries, owns an interest in two mines, the Burgin Mine and the Trixie Mine. Neither mine is currently in production, and we do not believe the mines will be in production in the near term. We own a 75% membership interest in Tintic Utah Metals, LLC. Chief Gold Mines is a wholly owned subsidiary.

         Chief also owns or controls approximately 10,000 acres of land in an area known as the Main Tintic District in Utah. We believe that a significant portion of the land is suitable for commercial and residential development and retained a real estate consulting firm to assess the potential residential and commercial use of the real estate. We have received an initial written report from the consulting firm identifying 4,500 acres north of Utah Highway 6 as having the most potential for real estate development. We are currently evaluating how we will proceed with respect to the property.

         BACKGROUND.

         Tintic Utah. Tintic Utah was formed under the Colorado Limited Liability Company Act on July 29, 1996 as the vehicle for a joint venture project for the development of properties that we contributed to Tintic Utah. We entered into an operating agreement with Korea Zinc on July 17, 1996, as amended, to form Tintic Utah. The operating agreement governs the management and operations of the properties owned by Tintic Utah and the rights and obligations of the members of Tintic Utah to each other. Pursuant to the terms of the operating agreement, we transferred the mining rights to approximately 8,500 acres of our patented mining property in the East Tintic Mining District of Utah, including the Burgin Mine, and approximately 200 acres of unpatented mining claims in the same vicinity to Tintic Utah in exchange for a 50% membership interest. A previous member of Tintic Utah defaulted and we succeeded to their 25% membership interest, bringing our ownership percentage of Tintic Utah to 75%. Korea Zinc contributed $3,000,000 to Tintic Utah for a 25% membership interest. The funds from Korea Zinc were used by Tintic Utah for rehabilitation work, reserve confirmation and to produce information in connection with a potential feasibility study on the Burgin Mine.

         Burgin Mine. The Burgin Mine, located in the East Tintic Mining District of Utah, is not currently in production. We cannot proceed with production at the mine unless we can dewater the mine and raise capital for use in connection with the mine. We have applied for permission, as described further below, to appropriate water from the Burgin Mine and it is currently pending before the Utah State Engineer. If they approve our application, we may then begin negotiations with U.S. Filter Corporation pursuant of a letter of intent for the construction of a water treatment facility. The water treatment facility would be used as the means of dewatering the lower levels of the Burgin Mine, enabling us to proceed with development and production programs for the Burgin Mine. Although there were objections to our application, we have been in negotiations regarding the terms of an agreement with the main objectors. The Utah State Engineer will issue a decision on the application and we would have the right to appeal any adverse decision to a court. We are unable to predict at this time whether an agreement with the protestors will be signed or when the Utah State Engineer will render his decision. Even if the Utah engineer approves our application and we reach an agreement with the objectors, we may not have funds to proceed, and even if we do have funds, we may not use such funds to proceed at the Burgin Mine. If we are not successful in obtaining water rights, we believe there are alternative methods to successfully dewater the mine.

         Tintic Utah is planning on updating the feasibility study of the Burgin Mine, which would include additional drilling; however, conducting the feasibility study will be conditioned upon our obtaining sufficient funds for that purpose. If Tintic Utah proceeds with a feasibility study, the study will determine whether we proceed with plans for mining from the Burgin Mine. If a decision is made to proceed with production, the feasibility study will provide the basis for a development program, including mine rehabilitation and construction, and a production program. If a production program is adopted, Tintic Utah would then attempt to arrange financing for the production program. Any financing may be secured by Tintic Utah's interest in its properties and other assets.

         Trixie Mine. The Trixie Mine is located on property owned by our 100% owned subsidiary, Chief Gold Mines, Inc. and is 1-1/2 miles from Tintic Utah's concentrating mill. Our subsidiary, Tintic Utah processed gold and silver ores produced from the Trixie Mine at Tintic Utah's concentrating mill during January, February and March 2002. Due to recent safety conditions at the Trixie Mine, we are not currently processing ore.

         Korea Zinc Option. We previously held an option to purchase Korea Zinc's membership interest in Tintic Utah, and that option expired. Pursuant to an amendment to the operating agreement, we now hold an option, which expires on December 31, 2002, to purchase Korea Zinc's 25% membership interest for $3,000,000. During the option period, Korea Zinc is not required to make any advances to Tintic Utah or to repay us 25% of the advances we have made to Tintic Utah. During the option period Korea Zinc may not vote upon any operational decisions put before the members of Tintic Utah.

         If the option expires, and is not further extended, the management of Tintic Utah will be conducted by us and Korea Zinc through a management committee. Each member will have a voting representative on the committee. Voting will be in proportion to each member's respective membership percentage interest. Unless the operating agreement provides for a unanimous vote, we will be able to determine the decisions of the management committee because we hold a majority of the percentage interests. A majority vote is required to approve a program and budget, but the approval of a program and budget for major mining development would require the affirmative vote of both us and Korea Zinc.

         During the year 2001, we made net advances to Tintic Utah totaling approximately $1,527,000. The advances were used by Tintic Utah to complete the rehabilitation of the Burgin concentrating mill and for other costs and expenditures of Tintic Utah. During the period October 1, 1998 to December 31, 2001 (the option period), we have made net advances to Tintic

Utah totaling approximately $7,545,000 that have been used in connection with the concentrating mill and other Tintic Utah projects. The advances made by us to Tintic Utah during the option period constitute an obligation of Tintic Utah to us. We do not anticipate repayment of any portion of the advances made to Tintic Utah in the near future. We do not have the right under the terms of the operating agreement, as amended, to seek reimbursement from Korea Zinc of any portion of the advances made by us to Tintic Utah during that period.

         APPLICATION FOR APPROPRIATION OF BURGIN MINE WATER.

         On September 14, 2000, a public hearing was held before the Utah State Engineer on our application for the appropriation of the saline waters located below the 1050 foot level of the Burgin Mine. At the hearing, several protestors to the application argued that the application should be denied on the grounds that the removal of the water from the Burgin Mine would interfere with their water rights in the Utah Lake. We presented expert testimony at the hearing to demonstrate that the Burgin geothermal system and the Utah Lake geothermal system are not connected and that removal of water from the Burgin Mine would have no effect upon Utah Lake. Our application established certain mitigation procedures that would be put in place if the application is approved, whereby we would monitor geothermal springs in and around Utah Lake and replace water that may diminish spring flows when pumping starts at the Burgin Mine. We also agreed that we would purchase water rights to a specified quantity of water and agree not to remove the water from Utah Lake. We are currently negotiating with the objectors and we cannot predict when and how the Utah State Engineer will decide the application or whether we will reach an agreement with the objectors. Even if our application is approved, we may not be able to proceed with production at the Burgin Mine.

         If the water appropriation is not approved and we choose to go forward with production at the Burgin Mine, we believe there are alternative methods to dewater the Burgin Mine. The Utah Division of Water Quality is currently holding an application previously filed by us for the underground injection of Burgin Mine water in abeyance until the water appropriation application is decided by the Utah State Engineer. Alternately we may also be able to file for a temporary diversion to dewater the Burgin Mine.

         If we decide to proceed with our mining business and we enter into a contract with a water treatment company, we would then start a final feasibility study. The feasibility study would define the mining methods to be employed, including among other things, pre-engineering design for pumping, defining the structural steel and cement requirements, determining the locations where deep wells will be drilled and the overall evaluation of the Burgin Mine's main orebody. We estimate that the final feasibility study will cost between $1,500,000 and $2,000,000. Prior to starting any final feasibility study, we will need to agree upon a major production budget with Korea Zinc under the terms of the operating agreement.

         The construction of a water treatment facility will take approximately two years, the cost of which will be borne by the builder. During the first six month period of the facility's construction, we would be in the process of completing a feasibility study for the purpose of obtaining financing to bring the Burgin Mine into production. We estimate that Tintic Utah would require approximately $40,000,000 for the completion of all underground rehabilitation and construction work required for start-up of the Burgin Mine. We also estimate that the total time period required for both the building of the water treatment plant and the completion of all work necessary to begin mining operations would be approximately three years from the time that the bankable feasibility study is completed and financing is in place.

         CHIEF GOLD MINES.

         Chief Gold Mines, Inc. was formed to enter into a transaction with South Standard Mining Company and hold our mining property in the East Tintic District of Utah. As the result of the merger in June 1996 of South Standard Mining Company into our wholly owned subsidiary, Chief Gold Mines, Chief Gold Mines owns 2,554 acres of patented mining properties located in the East Tintic District of Utah, including the Trixie Mine. We do not currently plan to continue mining operations at the Trixie Mine.

         EMPLOYEES.

         As a result of the suspension of our mining operation, we were forced to lay-off 54 employees. We currently have three employees. Tintic Utah has four employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We are the direct owner of, or have a membership or stock ownership interest in a total of approximately 19,300 acres of patented mining property in the Tintic and East Tintic Mining Districts, located in Juab and Utah Counties of Utah, and approximately 200 acres of unpatented mining claims in the same area. Title to the 19,300 acres of patented mining ground is vested in the owner of the land; the 200 acres of unpatented mining claims are possessory rights to land owned by the U.S. Government and are subject to rental payments and other conditions as to validity.

         PROPERTY OWNED BY TINTIC UTAH.

         Approximately 8,500 acres of patented ground and 200 acres of unpatented mining claims located in the East Tintic Mining District of Utah are owned by Tintic Utah. Pursuant to the terms of Tintic Utah's operating agreement, we transferred ownership of approximately 11,000 acres of our patented ground and 200 acres of its unpatented mining claims to Tintic Utah. Under the terms of the operating agreement, ownership of approximately 2,500 acres that were not involved in Tintic Utah's exploration and development programs reverted back to us, leaving Tintic Utah with the 8,500 acres.

         PROPERTY OWNED BY CHIEF GOLD MINES.

         Approximately 2,554 acres of patented mining properties located in the East Tintic Mining District of Utah are owned by Chief Gold Mines. Chief Gold Mines acquired the property as the result of a merger of South Standard Mining Company into Chief Gold Mines in June 1996. The Trixie Mine is located on Chief Gold Mines' property.

         PROPERTY OWNED BY US IN THE MAIN TINTIC DISTRICT.

         We own approximately 10,000 acres in Eureka Valley near the City of Eureka, Utah in an area known as the Main Tintic District. We believe that a substantial portion of this acreage is suitable for residential and commercial building development. We intend to sell portions of the property for development for residential and commercial use. There are no current plans to use this acreage for mining purposes. If proposed plans for the construction of the Legacy Highway southward from Salt Lake City, Utah are implemented, the new highway would pass within eight miles of Eureka Valley and would reduce the time of traveling by car from Eureka to Salt Lake City to approximately one hour.

         On June 14, 2001, the U.S. Environmental Protection Agency proposed to place the Eureka Mills Site on the National Priorities List, as authorized under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. According to the EPA, the Eureka Mills Site is approximately 150 acres of lead and arsenic contaminated soil located in the town of Eureka, approximately 60 miles south of Salt Lake City and 12 miles west of Utah Lake. Eureka is located within the Tintic Mining District. Chief, among other companies, owned and operated mines in that district.

         According to the EPA, samples indicate that the soil at the Eureka Mills site is contaminated with lead and, to a lesser extent, arsenic. The EPA is in the process of conducting a time-critical removal action with respect to certain properties within the Town of Eureka. Chief is the current owner of certain real property both within and outside the city limits of the Town of Eureka. The EPA has determined that 10 properties within the city limits will require time-critical removal actions. The 10 Chief-owned properties consist of a total of approximately 195.006 square feet and are unimproved parcels that are near residential areas not owned by Chief. Chief has been cooperating with the EPA in the EPA's investigation and cleanup those portions of the site that the EPA claims Chief has responsibility for.

         In addition to the emergency removal work, the EPA is in the process of considering what response action, if any, will need to be taken with respect to other properties in and around Eureka through the remedial action program authorized under CERCLA. While no final decisions have been made with respect to properties falling outside of the scope of the emergency removal program, it is possible that the EPA will determine that remedial action will be necessary with respect to other properties owned by us in and around Eureka. Such properties include a number of former mining areas that contain mine wastes which, according to available data, indicate relatively high levels of metals, including lead and arsenic. Moreover, the nature, scope and amount of our potential liability, if any, relating to non Chief-owned properties in and around Eureka, cannot be quantified at this time.

         We are presently in the process of negotiating with the EPA an arrangement whereby we would permit the EPA to use our property to acquire clean fill material and as a permanent repository for contaminated soils excavated during the EPA's activities, as well as provide fresh water to the EPA, all as consideration for settling our potential liability to the EPA. An interim arrangement has been reached whereby the EPA has begun to use our backfill soils, water, and repository in connection with its current emergency removal work. No final agreement has been reached and, based on currently available information, we anticipate that settlement negotiations have little chance of being completed, at the earliest, until late 2002. We do not know whether permitting the EPA the use of the repository, soil, and water will be recognized as sufficient consideration to settle all of Chief's liability, or whether additional consideration will be required.

         Based on the foregoing, the nature, scope, and amount of our potential liability to the EPA relating to the site cannot be determined at this time. However, as part of the interim arrangement, we have agreed to perform certain work on the site. We estimate that this work will cost approximately $156,000, of which approximately $81,000 has been incurred prior to December 31, 2001. The remaining $75,000, which is expected to be incurred during 2002, has been recorded in accrued liabilities in our December 31, 2001 consolidated balance sheet.

         CENTRAL STANDARD CONSOLIDATED MINES.

         We currently own approximately 23% of the outstanding capital stock of Central Standard Consolidated Mines. Central Standard's mining property consists of 320 acres located in the north-central portion of the East Tintic Mining District. This property is surrounded by property owned by Tintic Utah. The 320 acres owned by Central Standard Consolidated Mines is located about 2 miles from the Burgin Mine and the geologic characteristics of the Central Standard property are similar to those of the Trixie Mine.

         BURGIN MINE.

         The Burgin Mine, located on the property of Tintic Utah, was transferred by us to Tintic Utah in 1996. The Burgin Mine had previously been leased by us as part of a Unit Lease, together with properties of other landowners, to Kennecott Corporation. After the Burgin Mine was removed from the Unit Lease in 1978, we leased the Burgin Mine to Sunshine Mining Company in 1980. Kennecott operated the Burgin Mine from 1966 to 1978. During that period, Kennecott mined 1,870,218 tons of ore from the Burgin Mine that produced 10,929,978 ounces of silver, 338,127,751 pounds of lead and 349,209,284 pounds of zinc. When Sunshine became the lessee in 1980, it gained the use of the mining shafts and other capital improvements previously made by Kennecott on the properties, including underground access by means of the Apex Number 2 Shaft. The shaft, together with the connecting drifts and drill stations, had been rehabilitated by Sunshine at a cost of approximately $6 million. As a result of a lawsuit brought by us and South Standard against Sunshine relating to Sunshine's leases with us and South Standard, the Burgin Mine was returned to us in 1992.

         TRIXIE MINE.

         The Trixie Mine, is located on the 2,554 acres of property that was acquired by Chief Gold Mines, in 1996 upon its merger with South Standard. South Standard was one of the landowners who joined in a Unit Lease to lease various properties to Kennecott. The Trixie Mine property was included in the land contributed by South Standard to the Unit Lease. Kennecott mined from the Trixie Mine, producing gold and silver that were by-products from a flux material that Kennecott used in connection with refining its copper ore from Kennecott's Bingham Canyon mining operation in Utah. During the period 1969 to 1992, Kennecott had reported to South Standard that it had mined 713,478 tons of flux ore, producing 150,048 ounces of gold and 4,670,289 ounces of silver. In 1983, Kennecott sold its interest in the Unit Lease to Sunshine, who operated the Trixie Mine for about nine years, producing similar ores for use as flux material. The Trixie Mine was received back by South Standard in 1992. South Standard continued shipping dump materials as flux from the Trixie dump for several years after 1992, but it did not mine the Trixie Mine.

         CONCENTRATING MILL.

         The concentrating mill (sometimes referred to as the concentrator), was built by Kennecott when it was mining from the Burgin Mine under its lease. The concentrator, approximately 24,000 square feet in size, was built to process up to 1,200 tons of lead and zinc ore per day. Tintic Utah rehabilitated the concentrator over a several year period to a precious metals (gold/silver) concentrator, finalizing its renovation work in January 2001. The total cost of the renovation was approximately $1,909,000. The concentrating mill processed gold and silver ores from the Trixie Mine during January, February and March 2002. The concentrates produced by the concentrating mill were brokered through H&H Metals, New York, New York, to Penoles Torrion Smeltor, Torrion, Mexico.

ITEM 3.  LEGAL PROCEEDINGS.

         None, in addition to the matters described above in connection with the Environmental Protection Agency.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A special meeting in lieu of an annual meeting of our shareholders was held on December 12, 2001. The five proposals voted upon at the meeting and the results were as follows:

         (1) Election of directors to serve for the ensuing year and until their successors are duly elected and qualified. Management's slate of directors were elected at the meeting:

MANAGEMENT'S SLATE                                                       VOTES
OF DIRECTORS ELECTED:                                VOTES CAST         WITHHELD -          BROKER
NAME OF DIRECTOR                                     FOR*              INDIVIDUALS         NON-VOTES
Christopher A. Arnold                                11,325,030            1,000              None
Thomas Bruderman                                     11,326,030            None               None
Eugene L. Cooke**                                    11,326,030            None               None
Paul G. Hines**                                      11,322,930            3,100              None
Steven G. Park                                       11,325,030            1,000              None
Robert E. Poll                                       11,326,030            None               None
Richard R. Schreiber                                 11,325,030            1,000              None
Leonard Weitz**                                      11,321,419            4,611              None

(*Cumulative voting for directors)
(**Resigned)

         (2) Proposal to amend Article IV of our Restated Articles of Incorporation to increase the number of shares of authorized common stock from 20 million shares to 50 million shares.

      VOTES CAST FOR *              VOTES AGAINST             BROKER NON-VOTES
         11,095,291                    253,420                      None
         *all classes of our capital stock, voting together

     VOTES CAST FOR **              VOTES AGAINST             BROKER NON-VOTES
         7,308,632                     253,420                      None
         **by the outstanding shares of our common stock

         Approval of Proposal two (2) required that the votes cast in favor of Proposal two (2) exceed the votes cast against Proposal two (2). Proposal two
(2) was approved by the shareholders at the meeting.

         (3) Proposal to approve and ratify nonqualified stock options granted to six directors of the Company.

         VOTES CAST FOR               VOTES AGAINST         ABSTENTIONS INDIVIDUALS        BROKER NON-VOTES
          11,015,813                     313,738                      None                       None

         Approval of Proposal (3) required that the votes casts in favor of Proposal (3) exceed the votes cast against Proposal (3). Proposal (3) was approved by the shareholders at the meeting.

         (4) Proposal to amend nonqualified stock options granted by our board of directors (i) to officers and directors that were previously approved by our shareholders at prior meetings of the shareholders and (ii) to the options approved under Proposal 3.

         VOTES CAST FOR               VOTES AGAINST         ABSTENTIONS INDIVIDUALS        BROKER NON-VOTES
           11,035,176                    313,424                      None                       None

         Approval of Proposal (4) required that the votes cast in favor of Proposal (4) exceed the votes cast against Proposal (4). Proposal four (4) was approved by the shareholders at the meeting.

         (5) Proposal to approve the selection of the firm of Arthur Andersen LLP as independent public accountants for registrant for the current fiscal year.

       VOTES CAST FOR               VOTES AGAINST         ABSTENTIONS INDIVIDUALS        BROKER NON-VOTES
         11,373,179                    10,169                       None                       None

         Proposal five (5) was approved by the shareholders at the meeting.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The principal markets on which our shares of common stock are traded are The Nasdaq Stock Market under the symbol CFCM and the Pacific Exchange, Inc. under the symbol CFC.

         High and low sales prices of our common stock on The Nasdaq Stock Market for each quarterly period during the past two years are as follows:

         2001 Market Price                               High               Low

         First Quarter...........................        3.04               1.73
         Second Quarter..........................        2.82               2.13
         Third Quarter...........................        2.82               1.60
         Fourth Quarter..........................        3.28               2.36

         2000 Market Price                               High               Low

         First Quarter...........................        3.13               1.94
         Second Quarter..........................        4.44               1.88
         Third Quarter...........................        4.31               2
         Fourth Quarter..........................        5.63               1

         The approximate number of holders of record of our common stock as of March 31, 2002 was 2,000.

         No cash dividends were declared during the years 2001 and 2000.

         Chief sold 2,442,500 unregistered shares of common stock at a price of $2.00 per share in the year 2001. In connection with the sale of certain of the shares, we issued an additional 49,500 shares as finders fees.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a)      Plan Of Operation.

         The following discussion is intended to assist in understanding the financial condition and results of operations of Chief. You should read the following discussion along with our financial statements and related notes included in this Form 10-KSB. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward looking statements.

         FORWARD-LOOKING STATEMENTS.

         When used in this Form 10-KSB and in future filings by us with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements are intended to identify forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, environmental matters, general economic conditions, legislative/regulatory changes, and changes in accounting principles and interpretations. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-KSB. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

         RECENT DEVELOPMENTS.

         Chief has recently suspended its mining operations at the Trixie Mine and Tintic Utah's mill due to safety concerns in the mine because of unstable mining conditions in the stope. We may not be able to continue any mining operations in that area of the Trixie Mine unless we can make significant safety improvements in the mine which will be expensive to implement. We are not currently planning on implementing any such safety improvements; however, all of the main Trixie Mine workings remain in good order for any future exploration.

         We plan to use our assets in the two following separate and distinct areas: real estate development and mining. Our immediate priority will be in the real estate area. First, we will seek to raise substantial funds through the borrowings secured by a portion of our land holdings and/or the sale of a portion of our surface real estate holdings in order to provide working capital. Based upon a preliminary study obtained by us from an independent consultant, we believe that we will be able to sell up to 5,000 acres of our real estate holdings in the Main Tintic District to a purchaser for residential and commercial development. Proceeds from a sale or borrowing would enable us to pursue development of the remaining parcels of our real estate holdings that are suitable for residential and commercial purposes. Concurrently, we will proceed with obtaining water rights to enhance the value of our surface real estate holdings. The mining aspect of our activities will concentrate on seeking one or more joint venture partners or similar arrangements to reduce the cash intensity aspect of mining operations. To the extent we enter into such an arrangement, we would contribute mining properties and/or the Burgin concentrating mill to any joint venture arrangement in return for a percentage interest in the venture, with our partner(s) to provide the main portion of cash funding requirements.

         We have an immediate cash need and we are in the process of seeking additional funding in the form of borrowing secured by a portion of our land holdings or the sale of a portion of our surface real estate holdings. As mentioned above, the proceeds from any funding we may receive would be used in connection with costs involved with the initial sale of surface real estate, acquiring water rights and also reducing our outstanding obligations to vendors and other parties. No assurance can be given that we will be able to raise the necessary funds, or if the funds are raised, that we will be able to sell a portion of the surface real estate as currently planned on acceptable terms.

         Our financial statements have been prepared assuming that the Company will continue as a going concern. We have suffered net losses of $5,932,821 and $3,976,286 and our operating activities used $4,944,178 and $4,295,366 of cash during the years ended December 31, 2001 and 2000, respectively. Additionally, as of December 31, 2001, we have a working capital deficit of $768,961 and an accumulated deficit of $28,688,637. These matters raise substantial doubt about our ability to continue as a going concern.

         As of December 31, 2001, Chief has $2,654,682 of land and mining claims and $3,176,524 of mining related buildings, machinery and equipment, which in the aggregate, represent approximately 86 percent of total assets. The realization of our investment in land and mining claims and mining related buildings and equipment is dependent upon various factors, including: (i) our success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) our ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while Chief pursues real estate development alternatives for portions of our land, and (iii) our success in selling or developing certain of our land holdings.

         RESULTS OF OPERATIONS.

         During the year ended December 31, 2001, we began mining ore from the Trixie Mine and began processing ore in the Tintic Mill in January 2002. On March 28, 2002, we encountered unstable mining conditions and suspended mining and processing operations. As a result of the suspended mining and processing operations, we are not generating ongoing revenues and do not have sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration and development efforts related to the Burgin Mine. Management and the board of directors are currently pursuing efforts to obtain additional sources of financing to allow us to proceed with our operations; however, there is no assurance that we will be successful in obtaining the necessary funding.

         We had no revenues from mining operations during the years ended December 31, 2001 and December 31, 2000. Our consolidated revenues of $50,303 in 2001 consisted of $28,735 from real estate sales and miscellaneous sources and $21,568 of interest. Our consolidated revenues of $172,302 in 2000 consisted of $1,198 from land sales and miscellaneous sources and $171,104 of interest. Our consolidated net loss during 2001 was $5,932,821 as compared to a consolidated net loss of $3,976,286 for the year ended December 31, 2000. The increase in net loss of $1,956,535 for the year ended 2001 as compared to the year ended 2000 resulted primarily from additional operating costs associated with developing the Trixie Mine for mining operations and refurbishing of Tintic mill to process the ores mined from the Trixie Mine, along with associated increases in general and administrative expenses.

         General and administrative expenses for the year ended December 31, 2001 compared to the year ended December 31, 2000 increased in the amount of $965,290 from $1,776,304 to $2,741,594. This increase resulted primarily from increases in administrative personnel associated with the increased mining operations, increased legal and accounting expenses, higher insurance expense associated with increased operations, and additional stock-based compensation expense related to variable plan stock options and stock options issued for services.

         Mining exploration costs for the year ended December 31, 2001 compared to the year ended December 31, 2000 increased in the amount of $155,455 from $1,813,090 to $1,968,545. The mining exploration costs relate primarily to development work at the Trixie mine and increased from 2000 due to the Company's preparation for mining operations which commenced in late 2001.

         Operating costs for the year ended December 31, 2001 compared to the year ended December 31, 2000 increased in the amount of $714,865 from $553,257 to $1,268,122. The increase resulted primarily from the effort to refurbish the Tintic mill in preparation to process the mined ore from the Trixie Mine. The Tintic mill began operating in January 2002 and was suspended in March 2002 when safety issues arose in the Trixie Mine.

         During the year ended December 31, 2001, our operating activities used $4,944,178 of cash as compared to $4,295,366 of cash being used in operating activities during the year ended December 31, 2000. During 2001, we obtained $4,885,000 of cash from the sale of common stock, of which $605,274 was used to fund capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

         See Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The name and age of each of our directors and executive officers and the positions and offices held by him are:

Name of
Directors(1) and                  Offices with            Term During Which
Executive Officers       Age      Chief                   Served in Office
------------------       ---      ------------            -----------------

Christopher A. Arnold     31      Director               Director since December
                                                         1999

Thomas Bruderman          59      Director               Director since December
                                                         1999, Secretary from
                                                         March 2001 to December
                                                         2001. Treasurer from
                                                         March 2001 to July
                                                         2001.

Andre J. Douchane         51      President and Chief    President and Chief
                                  Executive Officer      Operating Officer since
                                                         August 2001. Elected
                                                         Chief Executive Officer
                                                         on February 2002.

Steven G. Park            47      Director               Director since October
                                                         2001.

Robert E. Poll            53      Director               Director since 1999.

Richard R. Schreiber      46      Director               Director since December
                                                         1999.

John E. Henderson         37      Secretary and          Treasurer since August
                                  Treasurer              2001. Secretary and
                                                         Treasurer since
                                                         December 2001.

-------------

(1) Each of the directors was elected at a meeting of shareholders held on December 12, 2001 to serve as a director for the ensuing year and until his successor is duly elected and qualified.


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

Thomas Bruderman            Co-Chairman of Chief since March 2002. Secretary
                            of Chief from March 2001 to December 2001. Treasurer from March 2001 to July 2001. Treasurer of Chief from March 2001 to July 2001. Corporate communications consulting, investment banking transactions and investment management conducted through Canterbury Companies Inc., as President, since prior to 1996. Corporate communications consultant for the Company from 1996 to November
                            1999.

Andre J. Douchane           President of Chief since August 2001 and Chief
                            Executive Officer since February 2002. Mining engineer involved in the management, construction and development for mining properties. Most recent position was Vice President of Operations of Franco-Nevada Mining Corporation from January 1996 to May 2001.

Steven G. Park              A principal of Dimeling, Schreiber & Park, a private
                            investment partnership that makes private equity investments in a broad range of middle market companies, since prior to 1997.

Robert E. Poll              Co-Chairman of Chief since March 2002. Financial and
                            management consulting through Poll Financial, LLC, as Managing Director, since January 1998; Managing
                            Director of Lazard Freres & Co. from prior to 1996 to December 1997 Manager of Public Finance and
                            Municipal Bond Departments and other investment banking activities; Trustee of Citizens Budget
                            Commission of New York since 1997.

Richard R. Schreiber        A principal of Dimeling, Schreiber & Park, a private
                            investment partnership that makes private equity investments in a broad range of middle market companies, since prior to 1996.

John E. Henderson           Treasurer since July 2001. Secretary since December
                            2001. Controller of Hawaii Reserves Inc. from
                            September 1996 to July 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Based on a review of the forms submitted to Chief during the most recent fiscal year, we are not aware of any person who, at any time during the year 2001 was a director, officer or beneficial owner of more than 10 percent of our common stock who failed to file on a timely basis, reports required by
Section 16(a) during 2001 or prior years.

ITEM 10. EXECUTIVE COMPENSATION.

         The following information is presented concerning the compensation of Leonard Weitz, who served as President and Chief Executive Officer until April 24, 2001 and Chairman until February 28, 2002, Paul G. Hines who served as President from April 24, 2001 to August 8, 2001 and Chief Executive Officer from August 8, 2001 to February 28, 2002 and Andre J. Douchane, our President and Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE


                                                         Annual
                                                      Compensation
         Name and                                     ------------
         Principal Position         Year         Salary           Bonus
         ------------------         ----           ($)             ($)
         Leonard Weitz              2001         174,000           None
         Andre J. Douchane          2001          41,538           None
         Paul G. Hines              2001          79,807           None


         OPTION GRANTS.

         The following table contains, with respect to stock options granted to Andre J. Douchane, Leonard Weitz and Paul Hines, information as to the number of shares of common stock underlying the options granted during the year 2001, the percentage of total options granted to our employees during the year 2001, the exercise price per share and the expiration date of the options.

                               Number of Shares of
                               Common Stock           Percent of Total
                               Underlying Options     Options Granted to     Exercise Price Per
Name                           Granted                Employees in 2001      Share(2)             Expiration Date
Andre J. Douchane              100,000(1)             83%                    $2.38                8/19/10

Leonard Weitz*                 None                   None                   None                 None

Paul Hines*                    None                   None                   None                 None

---------------

(1) Options vest over a 5-year period beginning August 2002 at 20,000 shares per year. Douchane may exercise all or a part of the vested portion of his options so long as he continuously remains an employee, but in no event later than the expiration date of the option.

(2) The exercise price was the market price of the common stock on the date of grant.

* No longer directors or officers of Chief.

OPTION EXERCISES DURING FISCAL YEAR ENDED DECEMBER 31, 2001 AND OPTION VALUES ON DECEMBER 31, 2001.

         The following table contains, with respect to stock options held by Andre J. Douchane, Leonard Weitz and Paul Hines, information as to options exercised during the year 2001, the aggregate dollar value realized upon exercise, the total number of unexercised options held on December 31, 2001 and the aggregate dollar value of the in-the-money, unexercised options held on December 31, 2001.

                                                                             Value of
                                                             Number of       Unexercised
                         Shares                              Unexercised     in-the-money
                         Acquired on                         Options at      options at
    Name                 Exercise        Value Realized      12/31/01(1)     12/31/01(5)
Nonqualified:
Andre J. Douchane           None              None           100,000(2)        $62,000
Leonard Weitz*              None              None           120,000(3)        $48,750
Paul Hines*                 None              None           120,000(4)        $48,750

------------------

(1) All options held by Messrs. Hines and Weitz are fully exercisable and will expire March 21, 2005 or earlier. Douchane may exercise the vested portion of his options so long as he remains an employee. Douchane's options vest over a 5-year period beginning August 2002 at 20,000 shares per year.

(2) The exercise price per share is $2.38 and the options expire on 8/19/10.

(3) The exercise prices per share and expiration dates of the options are as follows: 30,000 exercisable at $3.50, expiring December 9, 2003, 30,000 exercisable at $3.50 expiring September 18, 2004; and 60,000 exercisable at $2.1875, expiring March 31, 2005.

(4) The exercise price per share and expiration dates of the options are as follows: 60,000 exercisable at $3.50, expiring September 18, 2004; and 60,000 exercisable at $2.1875, expiring March 31, 2005.

(5) Values are calculated by subtracting the exercise price from the $3.00 per share closing price of the Chief's common stock on the Nasdaq Stock Market on December 31, 2001 and multiplying the result by the number of unexercised options.

     * No longer directors or officers of Chief.

         COMPENSATION OF DIRECTORS.

         During 2001, each director who was not an officer of Chief was to receive an annual fee of $2,000 per quarter; however fees for the last two quarters of 2001 and the first quarter of 2002 have not yet been paid; no attendance fees were paid. Directors, other than directors who are also officers, are paid a fee for services in connection with special assignments based upon the nature of the services and the time spent.

         On December 12, 2001, the shareholders approved stock options that had been granted by the board of directors to the following current directors:
Thomas Bruderman, Christopher Arnold, Steven G. Park, Richard R. Schrieber, and Robert E. Poll. They were each issued options for 60,000 shares of common stock at an exercise price of $2.89 per share. The market price on April 12, 2002 was $1.00 per share.

         On March 16, 2001, the board of directors established a Strategic Planning and Review Committee comprised of directors Thomas Bruderman and Robert
E. Poll, and charged them to review and evaluate our current activities regarding our assets and to report back to the board upon the Committee's recommendations on any changes regarding our strategic approach to optimizing the use and value of our assets. Thomas Bruderman and Robert E. Poll were each paid a fee of $12,500 for their services on the Committee. In 2001, the board of directors established an Operating Committee comprised of Paul Hines, Christopher A. Arnold and Eugene L. Cooke, and charged them to oversee the operations of the Company and to report their findings to the board of directors. The Operating Committee was disbanded as a result of the resignations of Paul Hines and Eugene L. Cooke as directors during February 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) The following table shows as of April 1, 2002, stock ownership of all persons known to management, to be beneficial owners of more than 5% of our common stock.

Name and Address of                 Amount and Nature of
Beneficial Owners                   Beneficial Ownership          Percentage of Class
SC Fundamental Value Fund,          750,000(2)                          7.0156%(1)
L.P. and SC Fundamental
Value BVI Ltd.

Dimeling, Schreiber & Park,         4,060,000 shares (3)(4)            37.9779%
as General Partner of
Dimeling, Schreiber & Park
Reorganization Fund II, LP
1929 Locust Street
Philadelphia, PA 19103

Name and Address of                 Amount and Nature of
Beneficial Owners                   Beneficial Ownership           Percentage of Class
Dimeling, Schreiber & Park             1,295,000(5)                        12.1137%
1929 Locust Street
Philadelphia, PA 19103

-----------------

(1) Percentage based upon current number of our outstanding shares of common stock, without regard to our outstanding convertible common stock and the conversion rights of the holder of our convertible common stock described at footnote (5) below. If such convertible common shares were converted into shares of common stock by the holder, the percentage for SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, Ltd. would be reduced to 4.6742%.

(2) SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, Ltd. are affiliated companies.

(3) Richard R. Schreiber, Steven G. Park and Christopher A. Arnold, directors, are principals of Dimeling, Schrieber & Park.

(4) Dimeling, Schreiber & Park, in its capacity as General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, a Delaware limited partnership, owns 4,060,000 shares of our $0.50 par value convertible common stock. These shares are convertible into a like number of our common stock at no additional cost. The percentage shown is based upon the current number of our outstanding shares of common stock together with the 4,060,000 shares of outstanding convertible common stock. Dimeling, Schreiber & Park, in its capacity as General
Partner: (i) did receive an additional 560,000 shares of convertible common stock representing annual 8% dividends for the years 2001 and 2000 based on its original purchase of 3,500,000 shares; and (ii) has the right to purchase an additional 5,000,000 shares of convertible common stock from the Company, which right to purchase expires December 31, 2002. If the additional 5,000,000 shares are purchased, the percentage including the 560,000 dividend shares, would be increased to 61.421%. In addition, Dimeling, Schreiber & Park, in its capacity as General Partner, holds warrants to purchase additional shares of convertible common stock, however, it may not make purchases which would, assuming conversion of all convertible common stock, result in Dimeling, Schrieber & Park, in its capacity as General Partner, owning more than 68% of our outstanding common stock. The holder of the convertible common stock has voting rights identical to the voting rights of the holders of the Company's common stock.

(5) During 2001, we sold a total of 2,442,500 shares of unregistered shares of common stock at a price of $2 per share to accredited investors in private placements. In connection with these private placements, Dimeling, Schreiber & Park, in its capacity as a Pennsylvania general partnership, not as General Partner of the Dimeling, Schreiber & Park Reorganization Fund II, L.P., entered into separate agreements with purchasers of the shares under the private placements that gives each such purchaser the right at a later date and for a limited time to require Dimeling, Schreiber & Park to purchase from such purchaser the shares that the purchaser had bought from us under the private placement at the same $2 price per share. There were twenty purchasers of our shares under the private placements with whom Dimeling, Schreiber & Park have entered into separate agreements covering a total of 2,442,500 shares. Dimeling, Schreiber & Park has advised the shareholders who exercised their put rights in March that it is unable to meet its obligation under the put agreement. We have been advised by Dimeling, Schreiber & Park that as of April 12, 2002, purchasers holding 1,295,000 of the 1,345,000 shares have exercised their put rights. Therefor, Dimeling, Schreiber & Park may be deemed to be the beneficial owner of the 1,295,000 shares subject to the put exercise. The foregoing does not include those holders who hold put rights that are exercisable later this year. We are not a party to the put agreements between Dimeling, Schreiber & Park and the purchasers.

(b) The equity securities of Chief beneficially owned by all directors and officers, and by directors officers as a group, as of April 1, 2002, are:

                                                                        Amount and
                                                                        Nature of
                                      Name and Address of               Beneficial            Percentage
Title of Class                        Beneficial Owner                  Ownership*             of Class
Common Stock $0.05 par value          Christopher A. Arnold**             67,200(1)               4.188%
                                      1629 Locust Street
                                      Philadelphia, PA 19103

                                      Thomas Bruderman                   156,300(2)             14.6205%
                                      1573 Bronson Road
                                      Fairfield, CT 05430

                                      Stephen G. Park**                   60,200(3)              3.7518%
                                      1629 Locust Street
                                      Philadelphia, PA 19103

                                      Robert Poll                        247,300(4)             23.1328%
                                      59 E. 78th Street
                                      New York, NY 10021

                                      Richard R. Schreiber**              60,200(5)              3.7518%
                                      1629 Locust Street
                                      Philadelphia, PA 19103

                                      Andre J. Douchane                  100,000(6)              9.3541%
                                      15988 Silver Pass Road
                                      P.O. Box 51
                                      Eureka, Utah 84628

                                      John E. Henderson                   25,000(7)              2.3385%
                                      15988 Silver Pass Road
                                      P.O. Box 51
                                      Eureka, Utah 84628

                                      Owned by all directors and         716,200(8)              4.4636%
                                      officers as a group

                                                                        Amount and
                                                                        Nature of
                                      Name and Address of               Beneficial            Percentage
Title of Class                        Beneficial Owner                  Ownership*             of Class
Preferred Stock, $0.50 Par value:     None

---------------

* Each director and officer has sole voting and investment power with respect to shares owned.
** Principal of Dimeling Schreiber & Park.

(1) Includes 7,000 shares held in IRA account and nonqualified stock options previously approved by the shareholders to purchase 60,000 shares. Percentage of class reflects beneficial ownership of Dimeling, Schreiber & Park of Chief common stock, assuming conversion of convertible common stock, rather than a percentage of class based upon the direct ownership of shares.

(2) Includes nonqualified stock options previously approved by the shareholders to purchase 120,000 shares held by Thomas Bruderman. Does not include 8,000 shares of common stock and 6,000 shares of preferred stock owned by Thomas Bruderman's wife, in which shares Thomas Bruderman disclaims any beneficial interest.

(3) Includes nonqualified stock options previously approved by the shareholders to purchase 60,000 shares held by Stephen G. Park. Percentage of class reflects beneficial ownership of Dimeling, Schreiber & Park of Chief common stock, assuming conversion of convertible common stock, rather than a percentage of class based upon the direct ownership of shares.

(4) Includes nonqualified stock options previously approved by the shareholders to purchase 120,000 shares held by Robert E. Poll.

(5) Includes nonqualified stock options previously approved by the shareholders to purchase 60,000 shares held by Richard R. Schreiber. Percentage of class reflects beneficial ownership of Dimeling, Schreiber & Park of Chief common stock, assuming conversion of convertible common stock, rather than a percentage of class based upon the direct ownership of shares.

(6) Includes nonqualified stock options to purchase 100,000 shares held by Andre Douchane.

(7) Includes nonqualified stock options to purchase 25,000 shares held by John
E. Henderson.

(8) Includes options to purchase an aggregate of 545,000 shares as referred to at footnotes (1), (2), (3), (4), (5), (6) and (7) above. All options may be exercised by the directors within 60 days. Options held by Mr. Douchane and Mr. Henderson are subject to vesting requirements. Percentage of class reflects beneficial ownership by Messrs. Arnold, Park and Schreiber of Dimeling, Schreiber & Park of Chief common stock, assuming conversion of convertible common stock, rather than a percentage of class based upon the direct ownership of shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         At our special meeting in lieu of annual meeting of shareholders held December 29, 1999, the shareholders approved, among other things, a stock purchase agreement and a warrant. Dimeling, Schreiber & Park, in its capacity as General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, pursuant to the terms of the stock purchase agreement, purchased 3,500,000 shares of our convertible common stock on December 30, 1999 and has the right to purchase an additional 5,000,000 shares on or before December 31, 2002. The warrant approved by the shareholders gives Dimeling, Schreiber & Park, in its capacity as General Partner, the right to purchase additional shares of the convertible common stock, provided that its stock ownership does not exceed 68% of our outstanding shares of common stock (assuming conversion of the convertible common stock into shares of common stock).

         Richard R. Schreiber, Stephen G. Park and Christopher A. Arnold, directors of Chief, are principals of Dimeling, Schreiber & Park. Since Dimeling, Schreiber & Park is acting in the stock purchase transaction in its capacity as the General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, each of these three directors have a material interest in the transaction involving the sale of the convertible common stock by Chief. As of April 1, 2002, Dimeling, Schreiber & Park, as General Partner of Fund II, was the beneficial owner of approximately 27.52% of our common stock (assuming conversion of the convertible common stock into shares of common stock).

         During 2001, we entered into a lease agreement for an automobile for Andre J. Douchane. The automobile is being leased for a period of three years and the approximate annual expense is equal to $7,080.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT NO.        DESCRIPTION
-----------        -----------
  3.1              Articles of Incorporation  [Incorporated by reference to
                   Exhibit A to Chief's Schedule 14A Proxy Statement filed on
                   December 17, 1999 (SEC File No. 011-01761)].

  3.2 The By-laws are filed with this report and marked as Exhibit "A."

  3.3 Amendment to the By-laws dated March 16, 2001 [Incorporated by reference to Exhibit 2, marked as Exhibit A, to Chief's Form 10-KSB filed on April 4, 2001(SEC File No. 011-01761)].

 10.1 The Operating Agreement of Tintic Utah LLC dated as of July 17, 1996 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc, a copy of which was filed with the Securities and Exchange Commission by registrant as part of its 1996 Form 10-KSB report.

 10.2 The First Amendment to Operating Agreement dated as of March 11, 1997 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc, a copy of which was filed with the Securities and Exchange Commission by registrant as part of its 1997 Form 10-KSB report.

 10.3 Second Amendment to Operating Agreement dated as of November 10, 1997 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief's Form 10-K report filed on March 30, 1998 (SEC File No. 011-01761)].

 10.4 Third Amendment to Operating Agreement dated as of October 1, 1998 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief's From 10-KSB report filed on April 15, 1999 (SEC File No. 011-01761)].

 10.5 Fourth Amendment to Operating Agreement dated as of September 9, 1999 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10E, filed as Exhibit A, to Chief's Form 10-KSB report filed on March 30, 2000 (SEC File No. 011-01761)].

 10.6 Fifth Amendment to the Operating Agreement dated as of January 1, 2001, is filed with this report and marked as "Exhibit B."

 10.7 The Articles of Organization of Tintic Utah LLC is filed with this report and marked as Exhibit "C."

 10.7 Stock Purchase Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief's Form 8-K report filed on November 30, 1999 (SEC File No. 011-01761)].

 10.8 Registration Rights Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief's Form 8-K report filed on November 30, 1999 (SEC File No. 011-01761)].

 10.9 Form of Warrant issued to Dimeling, Schreiber & Park by Chief dated as of November 19, 1999 [Incorporated by reference to Chief's Form 8-K report filed on November 30, 1999 (SEC File No. 011-01761)].

 21.1 A list of subsidiaries of Chief is filed with this report and marked as Exhibit "D."

 99.1              Arthur Andersen Assurances Representation

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, Chief caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CHIEF CONSOLIDATED MINING COMPANY

                                            By: /s/ Andre J. Douchane
                                                --------------------------------
                                                Andre J. Douchane, President and
                                                Chief Executive Officer

Dated: April 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURES                                                DATE
             ----------                                                ----

By: /s/ Andre J. Douchane                                         April 15, 2002
    --------------------------------------
    Andre J. Douchane, President and
    Chief Executive Officer (Principal
    Executive Officer)

By: /s/ Thomas Bruderman                                          April 15, 2002
    --------------------------------------
    Thomas Bruderman, Director

By: /s/ Christopher A. Arnold                                     April 15, 2002
    --------------------------------------
    Christopher A. Arnold, Director

By: /s/ Stephen G. Park                                           April 15, 2002
    --------------------------------------
    Stephen G. Park, Director

By: /s/ Robert E. Poll                                            April 15, 2002
    --------------------------------------
    Robert E. Poll, Director

By: /s/ Richard R. Schreiber                                      April 15, 2002
    --------------------------------------
    Richard R. Schreiber, Director

By: /s/ John E. Henderson                                         April 15, 2002
    --------------------------------------
    John E. Henderson, Secretary and
    Treasurer, Principal Financial Officer
    and Principal Accounting Officer

CHIEF CONSOLIDATED MINING COMPANY
AND SUBSIDIARIES

Consolidated Financial Statements as of December 31, 2001
And For The Years Ended December 31, 2001 and 2000

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chief Consolidated Mining Company:

We have audited the accompanying consolidated balance sheet of Chief Consolidated Mining Company (an Arizona corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001 and 2000 (as restated - see Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chief Consolidated Mining Company and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses of $5,932,821 and $3,976,286 and its operating activities used $4,944,178 and $4,295,366 of cash during the years ended December 31, 2001 and 2000, respectively. Additionally, as of December 31, 2001, the Company has a working capital deficit of $768,961 and an accumulated deficit of $28,688,637. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or liabilities that might be necessary should the Company not be able to continue as a going concern.



Arthur Andersen LLP

Salt Lake City, Utah
April 10, 2002

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2001


ASSETS
Current assets:
   Cash and cash equivalents                                         $    221,267
   Other current assets                                                   160,459
                                                                     ------------
                Total current assets                                      381,726
Investment in Central Standard Consolidated Mines                          73,438
Advances to Central Standard Consolidated Mines                            57,090
Land and mining claims                                                  2,654,682
Buildings, machinery and equipment, less accumulated
   depreciation of $283,530                                             3,176,524
Other assets                                                              447,526
                                                                     ------------
                Total assets                                         $  6,790,986
                                                                     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $  1,030,009
   Accrued liabilities                                                    120,678
                                                                     ------------
                Total current liabilities                               1,150,687
                                                                     ------------
Accrued reclamation costs                                                 389,800
                                                                     ------------
Minority interest                                                          24,727
                                                                     ------------
Redeemable convertible common stock,
   3,500,000 shares issued and outstanding                              5,051,804
                                                                     ------------
Commitments and contingencies (Notes 1 and 7)

Shareholders' equity:
   Preferred stock, $0.50 par value; 1,500,000 shares authorized,
     10,899 shares outstanding with a liquidation value of $5,450           5,450
   Convertible common stock, $0.50 par value; 30,000,000 shares authorized, 4,060,000 shares outstanding (including the
     3,500,000 shares of redeemable convertible common stock
     above)                                                               280,000
   Common stock, $0.50 par value; 50,000,000 shares authorized,
     10,553,418 shares outstanding, 16,441 shares held in treasury
     with a zero cost                                                   5,276,709
   Additional paid-in capital                                          20,015,289
   Stock purchase rights                                                3,321,747
   Deferred compensation                                                  (11,220)
   Notes receivable from shareholders                                     (25,370)
   Accumulated deficit                                                (28,688,637)
                                                                     ------------
            Total shareholders' equity                                    173,968
                                                                     ------------
                Total liabilities and shareholders' equity           $  6,790,986
                                                                     ============

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                              2001           2000
                                                           -----------    -----------
                                                                        (As Restated -
                                                                           See Note 2)
Revenues:
   Interest                                                $    21,568    $   171,104
   Land sales and other                                         28,735          1,198
                                                           -----------    -----------
                Total revenues                                  50,303        172,302
                                                           -----------    -----------
Expenses:
   General and administrative                                2,741,594      1,776,304
   Exploration                                               1,968,545      1,813,090
   Operating costs                                           1,268,122        553,257
   Taxes other than income taxes                                 3,022         18,934
   Equity in loss of Central Standard Consolidated Mines         2,056          3,460
                                                           -----------    -----------
                Total expenses                               5,983,339      4,165,045
                                                           -----------    -----------
Loss before minority interest                               (5,933,036)    (3,992,743)
Minority interest                                                  215         16,457
                                                           -----------    -----------
Net loss                                                   $(5,932,821)   $(3,976,286)
                                                           ===========    ===========
Redeemable convertible common stock dividends:
   Eight percent stock dividend                            $  (826,000)   $  (525,000)
   Accretion to redemption value                              (973,872)      (973,873)
                                                           -----------    -----------
Net loss applicable to common shareholders                 $(7,732,693)   $(5,475,159)
                                                           ===========    ===========
Net loss per common share (basic and diluted)              $     (0.82)   $     (0.68)
                                                           ===========    ===========
Weighted average number of common
   shares outstanding (basic and diluted)                    9,448,127      8,024,652
                                                           ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

                                                                     PAGE 1 OF 2

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                   Preferred Stock               Common Stock
                                                               ------------------------ -------------------------------
                                                                 Shares         Amount         Shares        Amount
                                                               ------------   -----------   ------------   -----------
Balance at December 31, 1999 (As restated - see Note 2)             11,168    $     5,584      8,061,149   $ 4,030,575
   Conversion of preferred stock to common stock                       (53)           (27)            53            27
   Issuance of convertible common stock as dividend                   --             --             --            --
   Accretion of redeemable convertible common stock                   --             --             --            --
   Deferred compensation related to stock option grants               --             --             --            --
   Amortization of deferred compensation                              --             --             --            --
   Payment on note receivable from shareholder                        --             --             --            --
   Net loss                                                           --             --             --            --
                                                               -----------    -----------    -----------   -----------
Balance at December 31, 2000 (As restated - see Note 2)             11,115          5,557      8,061,202     4,030,602
   Issuance of common stock in private placement at $2.00
     per share                                                        --             --        2,492,000     1,246,000
   Conversion of preferred stock to common stock                      (216)          (107)           216           107
   Issuance of convertible common stock as dividend                   --             --             --            --
   Accretion of redeemable convertible common stock                   --             --             --            --
   Amortization of deferred compensation                              --             --             --            --
   Payment on note receivable from shareholder                        --             --             --            --
   Expense related to stock option grant to non-employee for
     legal services                                                   --             --             --            --
   Compensation expense related to stock options                      --             --             --            --
   Net loss                                                           --             --             --            --
                                                               -----------    -----------    -----------   -----------
Balance at December 31, 2001                                        10,899    $     5,450     10,553,418   $ 5,276,709
                                                               ===========    ===========    ===========   ===========






                                                                Convertible Common Stock    Additional
                                                               ---------------------------   Paid-in
                                                                   Shares        Amount      Capital
                                                                -----------   -----------   -----------
Balance at December 31, 1999 (As restated - see Note 2)                --     $      --     $14,988,925
   Conversion of preferred stock to common stock                       --            --            --
   Issuance of convertible common stock as dividend                 280,000       140,000       385,000
   Accretion of redeemable convertible common stock                    --            --            --
   Deferred compensation related to stock option grants                --            --          21,250
   Amortization of deferred compensation                               --            --            --
   Payment on note receivable from shareholder                         --            --            --
   Net loss                                                            --            --            --
                                                                -----------   -----------   -----------
Balance at December 31, 2000 (As restated - see Note 2)             280,000       140,000    15,395,175
   Issuance of common stock in private placement at $2.00
     per share                                                         --            --       3,639,000
   Conversion of preferred stock to common stock                       --            --            --
   Issuance of convertible common stock as dividend                 280,000       140,000       686,000
   Accretion of redeemable convertible common stock                    --            --            --
   Amortization of deferred compensation                               --            --            --
   Payment on note receivable from shareholder                         --            --            --
   Expense related to stock option grant to non-employee for
     legal services                                                    --            --          63,554
   Compensation expense related to stock options                       --            --         231,560
   Net loss                                                            --            --            --
                                                                -----------   -----------   -----------
Balance at December 31, 2001                                        560,000   $   280,000   $20,015,289
                                                                ===========   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                                               Notes
                                                                                  Stock                      Receivable
                                                                                 Purchase      Deferred         from
                                                                                  Rights     Compensation    Shareholders
                                                                              -------------  -------------   -------------
Balance at December 31, 1999 (As restated - see Note 2)                       $  3,321,747   $    (12,900)   $    (79,470)
   Conversion of preferred stock to common stock                                      --             --              --
   Issuance of convertible common stock as dividend                                   --             --              --
   Accretion of redeemable convertible common stock                                   --             --              --
   Deferred compensation related to stock option grants                               --          (21,250)           --
   Amortization of deferred compensation                                              --           15,850            --
   Payment on note receivable from shareholder                                        --             --            50,300
   Net loss                                                                           --             --              --
                                                                              ------------   ------------    ------------
Balance at December 31, 2000 (As restated - see Note 2)                          3,321,747        (18,300)        (29,170)
   Issuance of common stock in private placement at $2.00 per share                   --             --              --
   Conversion of preferred stock to common stock                                      --             --              --
   Issuance of convertible common stock as dividend                                   --             --              --
   Accretion of redeemable convertible common stock                                   --             --              --
   Amortization of deferred compensation                                              --            7,080            --
   Payment on note receivable from shareholder                                        --             --             3,800
   Expense related to stock option grant to non-employee for legal services           --             --              --
   Compensation expense related to stock options                                      --             --              --
   Net loss                                                                           --             --              --
                                                                              ------------   ------------    ------------
Balance at December 31, 2001                                                  $  3,321,747   $    (11,220)   $    (25,370)
                                                                              ============   ============    ============








                                                                              Accumulated
                                                                                Deficit           Total
                                                                              -------------   -------------
Balance at December 31, 1999 (As restated - see Note 2)                       $(15,480,785)   $  6,773,676
   Conversion of preferred stock to common stock                                      --              --
   Issuance of convertible common stock as dividend                               (525,000)           --
   Accretion of redeemable convertible common stock                               (973,873)       (973,873)
   Deferred compensation related to stock option grants                               --              --
   Amortization of deferred compensation                                              --            15,850
   Payment on note receivable from shareholder                                        --            50,300
   Net loss                                                                     (3,976,286)     (3,976,286)
                                                                              ------------    ------------
Balance at December 31, 2000 (As restated - see Note 2)                        (20,955,944)      1,889,667
   Issuance of common stock in private placement at $2.00 per share                   --         4,885,000
   Conversion of preferred stock to common stock                                      --              --
   Issuance of convertible common stock as dividend                               (826,000)           --
   Accretion of redeemable convertible common stock                               (973,872)       (973,872)
   Amortization of deferred compensation                                              --             7,080
   Payment on note receivable from shareholder                                        --             3,800
   Expense related to stock option grant to non-employee for legal services           --            63,554
   Compensation expense related to stock options                                      --           231,560
   Net loss                                                                     (5,932,821)     (5,932,821)
                                                                              ------------    ------------
Balance at December 31, 2001                                                  $(28,688,637)   $    173,968
                                                                              ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                                           2001           2000
                                                                       ------------   ------------
                                                                                     (As Restated -
                                                                                       See Note 2)
Cash flows from operating activities:
   Net loss                                                            $(5,932,821)   $(3,976,286)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                        68,520         70,412
       Amortization of deferred compensation                                 7,080         15,850
       Change in minority interest                                            (215)       (16,457)
       Equity in loss of Central Standard Consolidated Mines                 2,056          3,460
       Non cash expenses related to issuance of common stock options       295,114           --
       Changes in operating assets and liabilities:
         Other assets                                                     (372,687)        (1,226)
         Accounts payable                                                  868,097       (214,875)
         Accrued liabilities                                               120,678       (176,244)
                                                                       -----------    -----------
            Net cash used in operating activities                       (4,944,178)    (4,295,366)
                                                                       -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                                     (605,274)    (1,677,809)
   Proceeds from payment of shareholder note receivable                      3,800         50,300
   Related party note receivable                                              --          (70,000)
   Advances to Central Standard Consolidated Mines                          (8,940)       (17,500)
                                                                       -----------    -----------
            Net cash used in investing activities                         (610,414)    (1,715,009)
                                                                       -----------    -----------
Cash flows from financing activities:
   Net proceeds from sale of common stock                                4,885,000           --
                                                                       -----------    -----------
Net decrease in cash and cash equivalents                                 (669,592)    (6,010,375)
Cash and cash equivalents at beginning of year                             890,859      6,901,234
                                                                       -----------    -----------
Cash and cash equivalents at end of year                               $   221,267    $   890,859
                                                                       ===========    ===========


Supplemental disclosure of noncash investing and financing activities:

During the years ended December 31, 2001 and 2000, the Company paid an 8 percent dividend on the redeemable convertible common stock by issuing an additional 280,000 shares each year of convertible common stock valued at $826,000 and $525,000, respectively.

During the years ended December 31, 2001 and 2000, the Company recorded accretion on its redeemable convertible common stock of $973,872 and $973,873, respectively.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      NATURE OF OPERATIONS AND INVESTMENTS

Chief Consolidated Mining Company ("Chief") was incorporated in the state of Arizona in 1909. The Company currently is the owner of or has vested interests in approximately 19,300 acres of patented mining property in the Tintic Mining Districts in Utah County and Juab County, Utah. Chief and its subsidiaries (collectively, the "Company") operate as a mineral resource company engaged in the exploration and development of their mining claims and properties. Recently, the Company has begun to pursue real estate development alternatives for a portion of the Company's land which management believes is suitable for residential and commercial development.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net losses of $5,932,821 and $3,976,286 and its operating activities used $4,944,178 and $4,295,366 of cash during the years ended December 31, 2001 and 2000, respectively. Additionally, as of December 31, 2001, the Company has a working capital deficit of $768,961 and an accumulated deficit of $28,688,637. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or liabilities that might be necessary should the Company not be able to continue as a going concern.

During the year ended December 31, 2001, the Company began mining ore from the Trixie Mine and began processing ore in the Company's Tintic Mill in January 2002. On March 28, 2002, the Company encountered unstable mining conditions and suspended mining and processing operations. As a result of the suspended mining and processing operations, the Company is not generating ongoing revenues and does not have sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration efforts related to the Burgin Mine. Management and the Board of Directors are currently pursuing efforts to obtain additional sources of financing to allow the Company to proceed with its operations; however, there is no assurance that the Company will be successful in obtaining the necessary funding.

As of December 31, 2001, the Company has $2,654,682 of land and mining claims and $3,176,524 of mining related buildings, machinery and equipment, which in aggregate, represent approximately 86 percent of total assets. The realization of the Company's investment in land and mining claims and mining related buildings and equipment is dependent upon various factors, including: (i) the Company's success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) the Company's ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while the Company pursues real estate development alternatives for portions of the Company's land, and (iii) the Company's success in selling or developing certain of its land.

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

During October 1998, an amendment to the operating agreement was signed which granted to the Company an option to purchase Korea Zinc's 25 percent ownership for $2,000,000. This option expired on December 31, 2000. During 2001, an extension of the amendment to the operating agreement was signed. This extension, which expires on December 31, 2002, grants the Company an option to purchase Korea Zinc's 25 percent ownership for $3,000,000. During the option period, Korea Zinc is not required to make any advances to Tintic or to repay to the Company 25 percent of the advances made by the Company and cannot vote upon the operations of Tintic. During the portion of the option period from October 1, 1998 to December 31, 2001, the Company advanced a net amount of $7,544,776 to Tintic.

The Company's initial contribution of property and equipment was made at the historical bases of the related mining properties and machinery and equipment for financial reporting purposes. No gain recognition or step-up in basis was recorded in the accompanying consolidated financial statements as a result of the transaction.

CENTRAL STANDARD CONSOLIDATED MINES

The Company owns approximately 23 percent of the outstanding capital stock of Central Standard Consolidated Mines ("Central Standard"). On October 4, 2000, the Boards of Directors of Chief and Central Standard approved an Agreement and Plan of Merger (the "Merger") between Central Standard and Chief Gold Mines, Inc. ("Chief Gold"), a wholly-owned subsidiary of Chief. Central Standard's mining property consists of 320 acres located in the north-central portion of the East Tintic Mining District and is surrounded by property owned by Tintic. The Merger is pending the approval of the shareholders of Central Standard. During 2001, the Board of Directors of the Company approved an amendment to the merger agreement between the Company and Central Standard that extended the time by which the merger was to be completed from September 30, 2001 to September 30, 2002, subject to a review of the exchange ratio of Central Standard shares for shares of the Company's common stock. If the merger is not completed by September 30, 2002, the Company would have the right to terminate the transaction. The Board of Directors of Central Standard also met during 2001 and agreed to the extension to September 30, 2002 on the condition that the share exchange ratio be reviewed prior to the completion of the merger or filing of merger documents.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

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

LAND AND MINING CLAIMS

Land and mining claims are recorded at cost, less accumulated depletion. Costs of developing mining properties (after completion of exploration) are capitalized. Exploration costs are expensed as incurred until the establishment of a commercially minable deposit or reserve which can be economically and legally produced. When a mining property reaches the production stage, the related capitalized costs will be amortized using the units of production method on the basis of proven and probable ore reserves. The Company's mining properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment (see discussion below).

RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

Prior to the fourth quarter of 2001, the Company was capitalizing development costs related to its Burgin Mine property. The Burgin Mine ore deposit was deemed to be a commercially minable reserve based on an initial 1988 independent feasibility study and subsequent internally prepared updates of the feasibility study. During the fourth quarter of 2001, the Company had an independent update of the 1988 feasibility study completed and determined that based on the current mine plan, mineral prices and other related assumptions the currently identified Burgin Mine ore deposit is not economically feasible. As a result, the Company determined that the capitalized development costs were impaired and should be written off. It was also determined that the writeoff would be recorded as of December 31, 1999 and the financial statements as of and for the year ended December 31, 2000 would be restated. As of December 31, 1999, the Company had previously recorded $5,677,974 of mine development costs and during the year ended December 31, 2000, the Company previously capitalized an additional $217,070 in mine development costs. The following presents the effects of the December 31, 1999 writeoff and the expensing of previously capitalized development costs during the year ended December 31, 2000:



                                                                 As Previously
                                                                    Reported         As Restated
                                                               ------------------- ----------------
           Balance sheet data as of December 31, 2000:
           Mining, claims and property                           $    8,673,079      $ 2,778,036
           Total assets                                              12,439,297        6,544,254
           Minority interest                                         (2,485,024)         (24,942)
           Shareholders' equity                                      (5,324,629)      (1,889,667)

           Statement of operations data for the year
             ended December 31, 2000:
           Net loss                                                   3,759,216        3,976,286
           Net loss applicable to common shareholders                 5,258,089        5,475,159
           Net loss per common share (basic and diluted)                   0.66             0.68



BUILDINGS, MACHINERY AND EQUIPMENT

Buildings, machinery and equipment are recorded at cost. Major additions and improvements are capitalized while minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of buildings, machinery and equipment has been computed using the straight-line method over estimated useful lives ranging from 3 to 20 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for long-lived assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company evaluates its land and mineral properties, buildings, machinery and equipment and other long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the Company will (a) evaluate the extent to which the remaining book value of the asset is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset's carrying amount and (b) write-down the carrying amount to market value or discounted cash flow value to the extent necessary. As discussed above, during the fourth quarter of 2001, management determined that the Company's deferred development costs related to the Burgin property were impaired and were written off as of December 31, 1999. As of December 31, 2001, management did not consider any of the Company's other long-lived assets to be impaired. However, as discussed in Note 1, in March 2002 the Company's mining and processing operations were suspended. This subsequent event may result in an impairment of the Company's buildings, machinery and equipment. Management is currently evaluating the alternatives available to realize the Company's investment in buildings, machinery and equipment, which consists principally of the Tintic Mill that was refurbished during 2001 to process the Trixie ore (see Note 1).

RECLAMATION COSTS

The Company provides for reclamation costs and penalties when the responsibility for reclamation is probable and the amount of associated costs is reasonably estimable. Under the Company's current operating environment, the timing of reclamation accruals typically coincides with the completion of feasibility studies or commitments to a plan of action. Reclamation liabilities are accrued based on estimates of known environmental exposure. As discussed in Note 7, the Company assumed a reclamation obligation related to the Burgin property and has recorded an estimated reclamation liability of $350,000 as of December 31, 2001.

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

NET LOSS PER COMMON SHARE

Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options were exercised or convertible common stock was converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share. All common stock equivalents were excluded from the calculation of Diluted EPS for the years ended December 31, 2001 and 2000 because they would have been antidilutive, thereby decreasing the net loss per common share.

At December 31, 2001 and 2000, there were outstanding options to purchase 1,005,000 and 460,000 shares of common stock, respectively, and 4,060,000 and 3,780,000 shares of convertible common stock, respectively, that were excluded from the Diluted EPS calculation.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and requires such assets to be tested for impairment and written down to appropriate fair values. SFAS No. 142 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management of the Company does not believe that the adoption of these statements will have a material impact on the Company's financial position and results of operations.

In June 2001, the FASB released SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management of the Company does not believe that the adoption of this statement will have a material impact on the Company's financial position and results of operations.

During August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and various provisions of APB Opinion No. 30. This statement establishes new guidelines, in connection with SFAS No. 142, for recognizing losses on certain long-lived assets when the carrying amount of the asset is not recoverable. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management of the Company does not believe that the adoption of this statement will have a material impact on the Company's financial position and results of operations.

(3)      CAPITALIZATION

CONVERTIBLE COMMON STOCK

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

PREFERRED STOCK

The Board of Directors of the Company authorized the issuance of common stock in exchange for preferred stock on a share-for-share basis if elected by the preferred stockholders. Preferred shares obtained by the Company in the exchange are retired. During 2001 and 2000, 216 and 53 preferred shares, respectively, were exchanged for common shares.

The shares of preferred stock and common stock of the Company have equal right to receive dividends, to vote, and in all other respects except that upon liquidation the preferred shares are entitled to a preferential payment of $0.50 per share.

COMMON STOCK

During 2001, the Company issued 2,442,500 shares of common stock at $2.00 per share for cash in a private placement. In connection with the sale of certain of these shares, the Company issued an additional 49,500 shares as finders fees.

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



                                                                                            2000
                                                                      2001             (as restated)
                                                              --------------------- ---------------------
Net loss applicable to common
   shareholders:                          As reported           $     (7,732,693)     $     (5,475,159)
                                          Pro forma                   (8,602,620)           (5,540,365)

Net loss per common share:                As reported           $          (0.82)     $          (0.68)
                                          Pro forma                        (0.91)                (0.69)



Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

INCENTIVE STOCK OPTIONS

During the year ended December 31, 1995, the Company loaned an officer and an employee $50,000 and $37,500, respectively, to facilitate their exercise of stock options issued under a previously existing incentive stock option plan. The loans were extended during 1998 and 1999. The issuance and extensions of the loans to the employees created new measurement dates for financial reporting purposes. The Company recorded deferred compensation for the difference between the market value of the stock and exercise price of the options on the measurement dates. The initial deferred compensation was amortized over the three-year life of the notes receivable and the compensation related to the extensions was amortized over the periods of extension.

No stock options remain outstanding under the incentive stock option plan.

NONQUALIFIED STOCK OPTIONS

From time to time, the shareholders have approved the issuance of nonqualified stock options to officers, directors and a key employee. The nonqualified stock options have various vesting options and must be exercised within ten years from the date of grant.

During 2000, the Board of Directors approved the granting of nonqualified stock options for the purchase of 60,000 shares of common stock to the Executive Director of Tintic and nonqualified stock options for the purchase of 20,000 shares of common stock to a key employee of Tintic. These options have an exercise price of $2.19 per share, which was the market price on the date of grant for the Executive Director. However, the exercise price is lower than the market price of the stock on the day the Company granted the 20,000 options to the key employee. As a result, the Company recognized $21,250 of deferred compensation for the difference between the option price and the market price. This deferred compensation will be amortized over the remaining three year vesting period. For the years ended December 31, 2001 and 2000, the Company recognized compensation expense of $7,080 and $2,950, respectively, related to this stock option grant.

During 2000, the Company cancelled 200,000 options that were outstanding to the Company's Directors and to the Executive Director of Tintic at prices ranging from $6.74 to $7.00 per share and reissued the same number of options that expire in 2010 to these individuals at $2.19 per share. This cancellation and subsequent reissuance is considered a repricing of the options for financial reporting purposes. Therefore, the Company will account for these options using variable plan accounting and will record compensation expense to the extent the fair market value of the Company's stock exceeds the exercise price of these options during the remaining exercise period. As of December 31, 2001, the fair market value of the Company's common stock was greater than the exercise price of these options, which resulted in compensation expense of $130,260 being recognized in the accompanying consolidated statement of operations for the year ended December 31, 2001. As of December 31, 2000, the fair market value of the Company's common stock was less than the exercise price, and therefore no compensation expense was recorded in the accompanying consolidated statement of operations for 2000.

During the year ended December 31, 2001, the Company granted 360,000 options to members of the Board of Directors at the fair market value on the grant date. These options were subject to the approval of the shareholders at the December 12, 2001 meeting, at which time the option grants were approved. From the grant dates to the approval date, the fair market value of the Company's common stock increased, accordingly, compensation expense of $100,800 was recorded based upon the increase.

During the year ended December 31, 2001, the Company granted options to purchase 30,000 shares of common stock for legal services. The estimated fair value of the options of $63,554, determined using the Black-Scholes option pricing model, has been recorded as legal expense in the accompanying consolidated statement of operations for the year ended December 31, 2001.

A summary of the status of the nonqualified stock options at December 31, 2001 and 2000 and changes during the years then ended is as follows:



                                                   2001                              2000
                                      -------------------------------- ----------------------------------
                                                         Weighted                          Weighted
                                                         Average                           Average
                                                         Exercise                          Exercise
                                         Shares           Prices          Shares            Prices
                                      -------------- ----------------- -------------- -------------------
Outstanding at beginning of year           460,000     $     2.75           400,000     $     5.12
Granted                                    605,000           2.52           260,000           2.19
Forfeited                                      --             --                --             --
Cancelled                                  (60,000)          3.50          (200,000)          6.76
                                      --------------                   --------------
Outstanding at end of year               1,005,000           2.57           460,000           2.75
                                      ==============                   ==============
Exercisable at end of year                 854,819           2.63           410,778           2.83
                                      ==============                   ==============


The total 1,005,000 options outstanding have exercise prices between $2.00 and $3.50 per share, with a weighted average exercise price of $2.57 and a weighted average remaining contractual life of 8.03 years.

(5)      INCOME TAXES

The income tax provisions for 2001 and 2000 differ from the amounts computed by applying the statutory federal income tax rate to the loss before provision for income taxes as follows:


                                               2001          2000
                                              -------      -------
Statutory federal income tax rate             (35.0)%      (35.0)%
State income taxes, net of federal benefit     (3.3)%       (3.3)%
Nondeductible expenses                          0.3 %        --  %
Valuation allowance                            38.0 %       38.3 %
                                              -----        -----
Effective income tax rate                       --  %        --  %
                                              =====        =====


The tax effects of temporary differences and the related valuation allowance against the deferred income tax assets as of December 31, 2001 were as follows (rounded):


Deferred income tax assets:
   Net operating loss carryforward                                   $  5,298,000
   Mine exploration costs capitalized for tax purposes                  4,095,000
   Future deductible expenses related to issuance of common
     stock options                                                        341,000
   Future deductible expenses related to reclamation                      149,000
   Book over tax depreciation                                              33,000
   Other                                                                   87,000
                                                                     ------------
            Total deferred income tax assets                           10,003,000
            Valuation allowance                                        (9,844,000)
                                                                     ------------
            Deferred income tax assets, net of valuation allowance        159,000
Deferred income tax liability:
   Amortization of development costs                                     (159,000)
                                                                     ------------
Net deferred income taxes                                            $       --
                                                                     ============


The Company has net operating loss carryforwards ("NOLs") for federal income tax reporting purposes of approximately $13,851,000. The NOLs expire as follows:

                         Year of Expiration               Amount
                  --------------------------------- -------------------
                                2002                         198,000
                                2003                         133,000
                                2004                         205,000
                                2005                         510,000
                                2006                         256,000
                                2007                         181,000
                                2008                         773,000
                                2009                         930,000
                                2010                       1,284,000
                                2011                       1,038,000
                                2012                         648,000
                                2018                         992,000
                                2019                       1,085,000
                                2020                       2,161,000
                                2021                       3,457,000
                                                    -------------------
                            Total NOL's              $    13,851,000
                                                    ===================


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

(6)      RELATED-PARTY TRANSACTIONS

During 2000, the Company loaned the Executive Director of Tintic $70,000 at an interest rate of 8.75 percent. Effective January 2, 2002, the Executive Director resigned. As a result of his termination, a reserve of $74,594 against the note and related accrued interest was recorded as of December 31, 2001.

As discussed in Note 4, the Company loaned $50,000 to an officer and $37,500 to an employee who are also shareholders of the Company. The loan to the officer was repaid during 2000. The loan to the employee is noninterest bearing. At December 31, 2001, the remaining principal balance is $25,370. This note receivable is secured by certain shares of the Company's common stock and is reflected as a component of shareholders' equity in the accompanying consolidated balance sheet.

During 2001, the Company issued 12,000 shares of the Company's common stock to the brother of a member of the Board of Directors, as a finders fee on the sale of certain shares of the Company's common stock in the private placement (see
Note 3).

(7)      COMMITMENTS AND CONTINGENCIES

APPLICATION FOR APPROPRIATION OF BURGIN MINE WATER

On September 14, 2000, a public hearing was held before the Utah State Engineer on the Company's application for the appropriation of the saline waters located below the 1050 foot level of the Burgin Mine where the Burgin ore body is located. At the hearing, several protestors to the application argued that the application should be denied on the grounds that the removal of the water from the Burgin Mine would interfere with their previously granted water rights in Utah Lake. Management presented expert testimony at the hearing to prove that the Burgin geothermal system and the Utah Lake geothermal system are not connected and that removal of water from the Burgin Mine would have no effect upon Utah Lake and the protestors' water rights in the Lake. Nevertheless, in order to address the concerns of the protestors, the Company's application established certain mitigation procedures that would be in place if the application is approved, whereby the Company would monitor geothermal springs in and around Utah Lake and replace water that may diminish spring flows when pumping started at the Burgin Mine. The Company also agreed as part of its application that it would purchase water rights to a specified quantity of water and agree not to remove the water from Utah Lake. Management is currently negotiating with the objectors and cannot predict when and how the Utah State Engineer will decide the application or whether the Company will reach an agreement with the objectors. If the Company is not successful in obtaining the required permits, the realizability of the Company's investment in the Burgin Mine land and mining claims of approximately $1,441,000 may be impaired.

ENVIRONMENTAL MATTERS

Prior to 1993, the Company leased certain of its mining properties to other companies for operation, exploration and development. Under the terms of the leases, these other companies were obligated to comply with all federal, state and local environmental laws and regulations affecting the mining industry. Management is not aware of any current environmental contamination and clean-up costs related to its mining properties for which the Company may be considered liable, except as discussed below.

Tintic has assumed a reclamation obligation from the previous operator of the Burgin Mine. Management has recorded an estimated liability of $350,000 for the existing liability on the Burgin property. Management believes that this liability will only become due when all mining efforts have been abandoned on the Burgin property.

The Company also holds a small mining permit and reclamation obligation in connection with its Chief Gold properties. The Company has recorded an estimated liability of $39,800 in connection with this obligation. Management believes that this liability will only become due when all mining efforts have been abandoned on the Chief Gold properties.

During 2001, the U.S. Environmental Protection Agency ("EPA") proposed to place what the agency has titled the "Eureka Mills Site" (the "Site") on the National Priorities List, as authorized under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company has been cooperating in the EPA's investigation and cleanup of the Site. According to the EPA, samples indicate that the soil is contaminated with lead and, to a lessor extent, arsenic. The Site includes approximately 150 acres in the town of Eureka, Utah.

In addition to the emergency removal work, the EPA is in the process of considering what response action, if any, will need to be taken with respect to other properties in and around Eureka through the remedial action program authorized under CERCLA. While no final decisions have been made with respect to properties falling outside of the scope of the emergency removal program, it is possible that the EPA will determine that remedial action will be necessary with respect to other properties owned by the Company in and around Eureka. Such properties include a number of former mining areas that contain mine wastes which, according to available data, indicate relatively high levels of metals, including lead and arsenic. Moreover, the nature, scope and amount of the Company's potential liability, if any, relating to non Chief-owned properties in and around Eureka, cannot be quantified at this time.

The Company is presently in the process of negotiating with the EPA an arrangement whereby the Company would permit the EPA to use the Company's property to acquire clean fill material, to provide a permanent repository for contaminated soils excavated during the EPA's activities, as well as provide fresh water to the EPA, all as consideration for settling the Company's potential liability to the EPA. An interim arrangement has been reached whereby the EPA has begun to use the Company's backfill soils, water, and repository in connection with its current emergency removal work. No final agreement has been reached and, based on currently available information, management anticipates that settlement negotiations have little chance of being completed, at the earliest, until mid-2002. Management does not know whether permitting the EPA the use of the repository, soil, and water will be recognized as sufficient consideration to settle all of the Company's liability, or whether additional consideration will be required.

Based on the foregoing, the nature, scope, and amount of the Company's potential liability to the EPA relating to the Site cannot be determined at this time. However, as part of the interim arrangement, the Company has agreed to perform certain work on the Site. The Company estimates that this work will cost approximately $156,000, of which approximately $81,000 has been incurred prior to December 31, 2001. The remaining $75,000, which is expected to be incurred during 2002, has been recorded in accrued liabilities in the accompanying consolidated balance sheet.

OPERATING LEASE

The Company entered into a non-cancelable operating lease agreement for a vehicle during 2001 that expires in August 2004. Rental expense for this lease was $1,764 during the year ended December 31, 2001. The following summarizes future minimum lease payments under this operating lease obligation as of December 31, 2001:



                     Year Ending December 31                     Amount
             ----------------------------------------- -------------------------
                               2002                             $   7,055
                               2003                                 7,055
                               2004                                 5,291
                                                       -------------------------
                                                                $  19,401
                                                       =========================


(8)      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data, as previously reported and as restated (see Note 2), for the quarters ended December 31, 2000 and March 31, 2001, the periods impacted by the restatement discussed in Note 2:



                                                For the Quarter Ended, December 31, 2001
                                           ---------------------------------------------------
                                             As Previously     Restatement
                                               Reported         Adjustment     As Restated
                                           ----------------- --------------- -----------------
             Total revenues                $         4,397   $       --         $       4,397
             Total expenses                      1,757,470        217,070           1,974,540
             Net loss                            1,736,616        217,070           1,953,686
             Net loss applicable to
                common shareholders              1,710,253        217,070           1,927,323
             Net loss per common share
                (basic and diluted)
                                                      0.22           0.02                0.24




                                                For the Quarter Ended, December 31, 2001
                                           ---------------------------------------------------
                                             As Previously     Restatement
                                               Reported         Adjustment     As Restated
                                           ----------------- --------------- -----------------
             Total revenues                $         6,134   $         --       $       6,134
             Total expenses                      1,250,905          23,379          1,274,284
             Net loss                            1,244,771          23,379          1,268,150
             Net loss applicable to
                common shareholders              1,671,639          23,379          1,695,018
             Net loss per common share
                (basic and diluted)
                                                      0.20             --                0.20

(9)      SUBSEQUENT EVENT

On February 9, 2002, the Company entered into a borrowing agreement with a shareholder, pursuant to which the Company borrowed $300,000 from the shareholder. Under the terms of the agreement, the borrowings bear interest at 8 percent payable quarterly and the principal and any unpaid interest is due one-year from the date of the agreement. Additionally, the Company agreed to issue options to purchase 15,000 shares of the Company's common stock at $2.75 per share.