Form 10QSB
period 2002-03-31
CHIEF CONSOLIDATED MINING CO
filed 2002-05-20
CIK 19913

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

           Commission file number: 001-01761

                        CHIEF CONSOLIDATED MINING COMPANY
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           ARIZONA                                 87-0122295
(State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)                Identification No.)

             15988 SILVER PASS ROAD, P.O. BOX 51, EUREKA, UTAH 84628
                    (Address of Principal Executive Offices)

                                 (435) 433-6606
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
          12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X       No
                                   ---         ---

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Class Outstanding as of May 17, 2002
  ------------------------------------

Common Stock $0.50 par value                                          10,765,418
Convertible Common Stock $0.50 par value                               4,060,000

         Transitional Small Business Disclosure Format (Alternative 2):
                               Yes          No  X
                                   ---         ---

THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED IN ACCORDANCE WITH ITEM 310(b) OF REGULATION S-B PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION, BECAUSE WE DETERMINED WE WERE UNABLE TO OBTAIN SUCH A REVIEW FROM OUR CURRENT AUDITOR, ARTHUR ANDERSEN LLP. SEE "INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS" IN THIS FILING FOR MORE INFORMATION.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS

This quarterly report includes unaudited financial statements that have not been reviewed by an independent public accountant in accordance with Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission, pursuant to the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589. We determined that we were unable to obtain such a review from our current auditors Arthur Andersen LLP.

We will retain new independent auditors and expect that they will complete the quarterly review for the financial statements contained in this report, as required by Item 310(b) of Regulation S-B. If, upon completion of the review, there is a material change in the financial statements contained in this report, we will amend this report to present the reviewed financial statements, and we will discuss in the amended report any material changes from the unreviewed financial statements contained in this report. If, upon completion of the review, there are not any material changes in the financial statements contained in this report, we will state in our first quarterly report following completion of such review that the unreviewed financial statements contained in this report have subsequently been reviewed by an accountant other than Arthur Andersen LLP and that there were no material changes as a result of that review.

No independent auditor has reviewed the financial statements set forth below or opined that such statements present fairly, in all material aspects, the financial position, results of operations, cash flows and changes in stockholder' equity of Chief for the quarterly period ended March 31, 2002.

ITEM 1.   FINANCIAL STATEMENTS

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2002

(UNAUDITED)

ASSETS

Current assets:

   Cash and cash equivalents                                  $        4,955
   Other current assets                                              562,776
                                                             ------------------
                Total current assets                                 567,731
Investment in Central Standard Consolidated Mines                     71,819

Advances to Central Standard Consolidated Mines                       58,298

   Mining claims and properties                                    2,654,682

   Machinery and equipment, less accumulated
     depreciation of $324,022                                      3,136,032

Other assets                                                         507,926
                                                             ------------------
                Total assets                                  $    6,996,488
                                                             ==================

The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated financial statement.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

AS OF MARCH 31, 2001

(UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                         $   1,269,873
   Accrued liabilities                                                                            180,481
   Notes Payable                                                                                  303,288
                                                                                        -------------------
                Total current liabilities                                                       1,753,642
                                                                                        -------------------
Accrued reclamation costs                                                                         450,200
                                                                                        -------------------
Minority interest                                                                                  24,727
                                                                                        -------------------
Redeemable convertible common stock,
   3,500,000 shares issued and outstanding                                                      5,295,272
                                                                                        -------------------
Commitments and contingencies (Notes 3)

Shareholders' equity:
   Preferred stock, $0.50 par value; 1,500,000 shares authorized,
     10,899 shares outstanding with a liquidation value of $5,557                                   5,450
   Convertible Common Stock, $0.50 par value; 30,000,000 shares authorized, 4,130,000 shares outstanding (including the 3,500,000 shares of redeemable convertible
     common stock above)                                                                          315,000
   Common stock, $0.50 par value; 20,000,000 shares authorized,
     10,628,418 shares outstanding, 16,441 shares held in treasury
     with a zero cost                                                                           5,301,709
   Additional paid-in capital                                                                  20,212,789
   Stock purchase rights                                                                        3,321,747
   Deferred compensation                                                                          (11,220)
   Notes receivable from shareholders                                                             (24,170)
   Accumulated deficit                                                                        (29,648,658)
                                                                                        -------------------
   Total shareholders' equity                                                                    (527,353)
                                                                                        -------------------
                Total liabilities and shareholders' equity                                  $   6,996,488
                                                                                        ===================


The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated financial statement.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

                                            For the three      For the three
                                             months ended       months ended
                                            March 31, 2002     March 31, 2001

                                          --------------------------------------
Revenues:
   Mining Revenues                           $   1,159,122       $         --
   Interest                                          6,893              5,550
   Land sales and other                              5,605                584
                                          --------------------------------------
                Total revenues                   1,171,621              6,134
                                          --------------------------------------
Expenses:
   General and administrative                      513,245            787,574
   Mining properties operating and
     exploration costs                           1,214,859            461,424
   Taxes other than income taxes                     2,570              1,907
                                          --------------------------------------
                Total expenses                   1,730,674          1,250,905
                                          --------------------------------------
Net loss                                     $    (559,053)      $ (1,244,771)
                                          ======================================
Redeemable convertible common stock
   dividends:

     Eight percent stock dividend            $    (157,500)      $   (183,400)
   Accretion to redemption value                  (243,468)          (243,468)
                                          --------------------------------------
Net loss applicable to common
   shareholders                              $    (960,021)      $ (1,671,639)
                                          ======================================
Net loss per common share
   (basic and diluted)                       $       (0.17)      $      (0.20)
                                           =====================================
Weighted average number of common
   shares outstanding (basic and diluted)       10,744,585          8,349,935
                                          ======================================


The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated financial statement.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001

(UNAUDITED)

                                                                       2002                   2001
                                                           -------------------------------------------
Cash flows from operating activities:

   Net loss                                                    $      (559,053)       $    (1,244,771)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                    40,492                 14,883
       Amortization of deferred compensation                                --                  1,700
       Non-cash compensation expense                                        --                 86,500
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                   (402,298)
         (Increase) decrease in other assets                             1,599                 (7,526)
         Increase (decrease) in accounts payable and
            accrued liabilities                                        302,956                114,154
                                                           -------------------------------------------
         Net cash used in operating activities                        (616,304)            (1,035,060)
                                                           -------------------------------------------
Cash flows from investing activities:
   Mining property development costs and purchase of
     machinery and equipment                                                --                (30,958)
   Advances to affiliates                                               (1,208)                    --
   Payments received from stockholder                                    1,200                  1,300
                                                           -------------------------------------------
         Net cash used in investing activities                              (8)               (29,658)
                                                           -------------------------------------------
Cash flows from financing activities:
   Proceeds from Borrowings                                            300,000                     --
   Net proceeds from sale of common stock                              100,000              1,789,973
                                                           -------------------------------------------
                Net cash provided by financing activities              400,000              1,789,973
                                                           --------------------     ------------------
Net increase (decrease) in cash and cash equivalents
                                                                      (216,312)               725,255
Cash and cash equivalents at beginning of period                       221,267                890,859
                                                           -------------------------------------------
Cash and cash equivalents at end of period                     $         4,955        $     1,616,114
                                                           ===========================================


The accompanying notes to condensed consolidated financial statements are an integral part of this condensed consolidated financial statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         PLAN OF OPERATION.

         The following discussion is intended to assist in understanding the financial condition and results of operations of Chief. You should read the following discussion along with our financial statements and related notes included in this Form 10-QSB. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward looking statements.

         FORWARD-LOOKING STATEMENTS.

         When used in this Form 10-QSB and in future filings by us with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements are intended to identify forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, environmental matters, general economic conditions, legislative/regulatory changes, and changes in accounting principles and interpretations. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-QSB. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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

         We plan to use our assets in the two following separate and distinct areas: real estate development and mining. Our immediate priority will be in the real estate area. First, we will seek to raise substantial funds through the borrowing upon a portion of our land holdings and/or the sale of a portion of our surface real estate holdings in order to provide working capital. The mining aspect of our activities will concentrate on seeking one or more joint venture partners or similar arrangements to support new mine development and/or exploration of our existing properties. To the extent we enter into such an arrangement, we would contribute mining properties and/or the Burgin concentrating mill to any joint venture arrangement in return for a percentage interest in the venture, with our partner(s) to provide the main portion of cash funding requirements.

         We have an immediate cash need and we are in the process of seeking additional funding in the form of borrowing secured by a portion of our land holdings or the sale of a portion of our surface real estate holdings. As mentioned above, the proceeds from any funding or sales of excess mining equipment we may receive would be used in connection with costs involved with the initial sale of surface real estate and also reducing our outstanding obligations to vendors and other parties. No assurance can be given that we will be able to raise the necessary funds, or if the funds are raised, that we will be able to sell a portion of the surface real estate as currently planned on acceptable terms.

         We have been in discussions with some creditors to restructure our accounts payable and have also been in discussions with potential investors to raise capital. We cannot assure, however, that such new financing will be available on acceptable terms, or that we will be able to restructure our accounts payable. In the event that we are unable to obtain such additional financing or restructure our financial obligations, there would be a material adverse effect on our financial condition, to the extent that a restructuring, sale or liquidation could be required in whole or in part.

         Our financial statements have been prepared assuming that we will continue as a going concern. We have suffered net losses of $559,053 and $1,244,771 and our operating activities used $616,304 and $1,035,060 of cash during the three months ended March 31, 2002 and the three months ended March 31, 2001, respectively. Additionally, as of March 31, 2002, we have a working capital deficit of $1,185,911 and an accumulated deficit of $29,648,658.
These matters raise substantial doubt about our ability to continue as a going concern.

         As of March 31, 2002, Chief has $2,654,682 of land and mining claims and properties and $3,136,032 in related machinery and equipment, representing approximately 83 percent of total assets. The realization of our investment in land and mining claims and mining related buildings and equipment is dependent upon various factors, including: (i) our success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) our ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while Chief pursues real estate development alternatives for portions of our land, and (iii) our success in selling or developing certain of our land holdings.

         RESULTS OF OPERATIONS.

         During the year ended December 31, 2001, we began processing ore in the Tintic Mill. On March 28, 2002, we encountered unstable mining conditions and suspended mining and processing operations. As a result of the suspended mining and processing operations, we are not generating ongoing revenues and do not have sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration and development efforts related to the Burgin Mine. Management and the board of directors are currently pursuing efforts to obtain additional sources of financing to allow us to proceed with our operations; however, there is no assurance that we will be successful in obtaining the necessary funding.

         We had no revenues from mining operations during the three months ended March 31, 2002 and the three months ended March 31, 2001. Our consolidated revenues of $1,171,621 during the three months ended March 31, 2002 consisted of $5,605 from real estate sales and miscellaneous sources and $6,893 of interest. Our consolidated revenues of $6,134 during the three months ended March 31, 2001 consisted of $584 from land sales and miscellaneous sources and $5,550 of interest. Our consolidated net loss during three months ended March 31, 2002 was $559,053 as compared to a consolidated net loss of $1,244,771 for the three months ended March 31, 2001. The decrease in net loss of 685,718 resulted primarily from revenues generated from mining operations.

         General and administrative expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 decreases in the amount of $274,329. This decrease resulted primarily from a shift in resources to mining operation

         Mining exploration costs for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 increased in the amount of $753,435. The cost relate primarily to operating the mine and mill during the first quarter 2002.

The Tintic mill began operating in January 2002 and was suspended in March 2002 when safety issues arose in the Trixie Mine.

         During the three months ended March 31, 2002, our operating activities used $616,304 of cash as compared to $1,035,060 of cash being used in operating activities during the three months ended March 31, 2001.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On April 22, 2002, Leonard Weitz, a former director, filed a lawsuit with the Supreme Court of the State of New York, County of New York, against Robert E. Poll and Thomas Bruderman, former directors of Chief, alleging slander in connection with a board of directors meeting at Chief. Mr. Weitz is seeking an amount in damages to be determined at trial. Mr. Poll and Mr. Bruderman resigned from Chief on May 13, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On April 9, 2002, we issued 25,000 shares of common stock to New Harbor Financial in exchange for real estate related services. These shares were issued in reliance upon an exemption from registration available under
Section 4(2) of the Securities Act of 1933.

         On February 9, 2002, we issued a $300,000 8% note, due February 9, 2003 to Robert R. Hermann. In connection with the issuance of this note, we issued to Mr. Hermann 15,000 in options at an option price of $2.75 per share. These shares were issued in reliance upon an exemption from registration available under Section 4(2) of the Securities Act of 1933.

         On May 1, 2002, our largest stockholder, Dimeling, Schreiber & Park Reorganization Fund II, LP agreed to cancel its right to require us to purchase all or part of the convertible common stock acquired by the Fund in 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

EXHIBIT NO.          DESCRIPTION
-----------          -----------
    3.1              Articles of Incorporation [Incorporated by reference to
                     Exhibit A to Chief's Schedule 14A Proxy Statement filed on
                     December 17, 1999 (SEC File No. 001-01761)].

    3.2 The By-laws [Incorporated by reference to Exhibit 3.2, marked as Exhibit A, to Chief's Form 10-KSB filed on April 16, 2002 (SEC file No. 001-01761)].

    3.3 Amendment to the By-laws dated March 16, 2001 [Incorporated by reference to Exhibit 2, marked as Exhibit A, to Chief's Form 10-KSB filed on April 4, 2001(SEC File No. 001-01761)].

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

   10.3 Second Amendment to Operating Agreement dated as of November 10, 1997 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief's Form 10-K report filed on March 30, 1998 (SEC File No. 001-01761)].

   10.4 Third Amendment to Operating Agreement dated as of October 1, 1998 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief's From 10-KSB report filed on April 15, 1999 (SEC File No. 001-01761)].

   10.5 Fourth Amendment to Operating Agreement dated as of September 9, 1999 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10E, filed as Exhibit A, to Chief's Form 10-KSB report filed on March 30, 2000 (SEC File No. 001-01761)].

   10.6 Fifth Amendment to the Operating Agreement dated as of January 1, 2001, is filed with this report and marked as "Exhibit B."

   10.7 The Articles of Organization of Tintic Utah LLC [Incorporated by reference to Exhibit D to Chief's Form 10-KSB report filed April 16, 2002 (SEC File No. 001-017610].

   10.7 Stock Purchase Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief's Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

   10.8 Registration Rights Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief's Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

   10.9 Form of Warrant issued to Dimeling, Schreiber & Park by Chief dated as of November 19, 1999 [Incorporated by reference to Chief's Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

         (b)  Reports on Form 8-K

                     None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHIEF CONSOLIDATED MINING COMPANY
                              (Registrant)


Date:  May 20, 2002


                              By: /s/ John Henderson,
                              --------------------------------------------------
                              John Henderson, Secretary and Treasurer, Principal Financial Officer and Principal Accounting Officer