Form 10QSB/A
period 2002-03-31
CHIEF CONSOLIDATED MINING CO
filed 2002-07-02
CIK 19913

U.S. SECURITIES AND
                          EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                            FORM 10-QSB/A
                           AMENDMENT NO. 1


(Mark One)


  x    Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934
     For the quarterly period ended March 31, 2002.


        Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from_______________ to ______________
                     Commission File Number 1-1761
                     -----------------------------



                       CHIEF CONSOLIDATED MINING COMPANY
                       ---------------------------------
         (Exact name of Small Business Issuer as Specified in Its Charter)


                Arizona                             87-0122295
                ----------------------------------------------------
         (State or other jurisdiction of
           incorporation or organization)      (I.R.S. Employer ID. No.)



                15988 Silver Pass Road, P.O. Box 51, Eureka, Utah 84628
                -------------------------------------------------------
                         (Address of Principal Executive Offices)


                                  435-433-6606
                                  ------------
                  (Issuer's Telephone Number, including area code)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                   Outstanding at June 26,2002
-----                                   ---------------------------
Common Stock $0.50 par value                      10,635,507
----------------------------

Convertible Common Stock $0.50 par
value                                              4,130,000
----------------------------------

The condensed consolidated financial statements included in the original Form 10-QSB for the three months ended March 31, 2002 were not reviewed by an independent accountant. On June 12, 2002, we engaged Hansen Barnett & Maxwell as independent public accountants to review our interim financial statements and to audit our annual financial statements. Accordingly, we have amended our Form 10-QSB to reflect changes to our condensed consolidated financial statements as of March 31, 2002 and for the three months then ended as a result of Hansen, Barnett & Maxwell's review thereof. Material changes to our condensed consolidated financial statements consisted of recording additional depletion and depreciation, recording common stock issued for services, revising the allocation of the proceeds from the issuance of a notes payable and stock options, accruing additional reclamation costs, and various disclosures.


PART 1.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



   HANSEN, BARNETT & MAXWELL
  A Professional Corporation                   (801) 532-2200
 CERTIFIED PUBLIC ACCOUNTANTS                 Fax (801) 532-7944
                                          5 Triad Center, Suite 750
Member of AICPA SEC Practice Section          55 North 300 West
Member of Baker Tilly International    Salt Lake City, Utah 84180-1128


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and the Shareholders
Chief Consolidated Mining Company

We have reviewed the accompanying condensed consolidated balance sheet of Chief Consolidated Mining Company and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three months then ended. These condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


                                          HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
June 28, 2002






CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
(Unaudited)


Assets
                                      Pro Forma
                                    March 31, 2002     March 31,    December 31,
                                       (Note 6)          2002          2001
                                      ----------      ----------    ----------
Current assets:
Cash and cash equivalents             $   29,503      $   29,503    $  221,267
Other current assets                     448,666         448,666       160,459
                                      ----------      ----------    ----------
        Total current assets             478,169         478,169       381,726

Investment in Central Standard
  Consolidated Mines                      71,819          71,819        73,438
Advances to Central Standard
  Consolidated Mines                      58,298          58,298        57,090

Property and Equipment

Land and mining claims, less
  accumulated depletion of $887,615
  and 819,444                          2,586,511       2,586,511     2,654,682

Buildings, machinery and equipment,
  less accumulated depreciation of
  $350,631 and $283,530                3,109,423       3,109,423     3,176,524
Other assets                             447,986         447,986       447,526
                                      ----------      ----------    ----------
Total assets                          $6,752,206      $6,752,206    $6,790,986
                                      ==========      ==========    ==========


The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders' Equity (Deficit)

                                 Pro Forma
                                 March 31,
                                   2002         March 31,      December 31,
                                 (Note 6)          2002            2001
                                ----------      ----------      ----------
Current liabilities:

Accounts payable                $1,245,649      $1,245,649      $1,030,009
Accrued liabilities                185,713         185,713         120,678
Notes payable, net of
  unamortized discount of
  $26,626 and $0                   276,662         276,662               -
                                ----------      ----------      ----------

Total current liabilities        1,708,024       1,708,024       1,150,687
                                ----------      ----------      ----------

Accrued reclamation costs          468,300         468,300         389,800
                                ----------      ----------      ----------

Minority interest                   24,727          24,727          24,727
                                ----------      ----------      ----------

Redeemable convertible common stock,
  3,500,000 shares issued and
  outstanding                            -       5,295,272       5,051,804
                                ----------      ----------      ----------

Commitments and contingencies
  (Note 5)

Shareholders'equity (deficit):
  Preferred stock, $0.50 par value;
  1,500,000 shares authorized,
  10,899 shares outstanding with a
  liquidation value of $5,450        5,450           5,450          5,450

Convertible Common Stock, $0.50 par
  value; 30,000,000 shares authorized,
  4,130,000 shares, 630,000 shares
  and 560,000 shares
  outstanding                    2,380,000         315,000        280,000

Common stock, $0.50 par value;
  20,000,000 shares authorized,
  10,635,507 shares and 10,560,507
  shares issued, before
  16,441 shares held in
  treasury at no cost            5,314,209       5,314,209      5,276,709
Additional paid-in capital      23,511,311      20,281,039     20,015,289
Stock purchase rights            3,321,747       3,321,747      3,321,747
Deferred compensation              (11,220)        (11,220)       (11,220)
Notes receivable from
  shareholders                     (24,170)        (24,170)       (25,370)
Accumulated deficit            (29,946,172)    (29,946,172)   (28,688,637)
                                ----------      ----------      ----------
Total shareholders' equity
  (deficit)                      4,551,155        (744,117)        173,968
                                ----------      ----------      ----------

Total liabilities and
  shareholders' equity
  (deficit)                     $6,752,206      $6,752,206      $6,790,986
                                ==========      ==========      ==========


The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)


                                  For              For
                               the three        the three
                                 Months          Months
                                 Ended           Ended
                                March 31,       March 31,
                                  2002            2001
                                ----------      ----------
Revenues:
  Mining revenue                $1,178,974               -
  Interest                           6,893           5,550
  Land sales and other               5,606             584
                                ----------      ----------


Total revenues                   1,191,473           6,134
                                ----------      ----------

Expenses:
  General and administrative       652,069         787,574
  Mining properties operating
    and exploration costs        1,393,401         461,424
  Taxes other than income taxes      2,570           1,907
                                ----------      ----------

        Total expenses           2,048,040       1,250,905

Net loss                        $ (856,567)    $(1,244,771)
                                ==========      ==========

Redeemable convertible common stock dividends:

  Eight percent stock dividend    (157,500)       (183,400)
  Accretion to redemption value   (243,468)       (243,468)
                                ----------      ----------
Net loss applicable to common
  shareholders                 $(1,257,535)    $(1,671,639)
                               ===========      ===========
Net loss per common share
(basic and diluted)             $    (0.12)    $     (0.20)
                                ==========      ===========

Weighted average number of common
  shares outstanding (basic
  and diluted)                  10,614,674       8,349,935
                                ==========      ==========


The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
2001 (UNAUDITED)


                                         For               For
                                       the Three         the Three
                                      Months Ended     Months Ended
                                        March 31,        March 31,
                                          2002              2001
                                        --------        -----------

Cash flows from operating
activities:
  Net loss                              $(856,567)      $(1,244,771)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation,depletion and
        amortization                      135,272            14,883
      Amortization of deferred                  -             1,700
        compensation
      Non-cash compensation expense        50,000            86,500
      Amortization of discount on notes
        payable                             4,124                 -
      Undistributed equity in loss of
       unconsolidated subsidiary            1,619                 -
  Changes in operating assets and
    liabilities:
     Increase in other assets           (288,667)            (7,526)
     Increase (decrease) in accounts
      payable and accrued liabilities    359,175            114,154
                                        --------        -----------

     Net cash used in operating
    activities                          (595,044)        (1,035,060)
                                        --------        -----------


Cash flows from investing activities:
  Mining property development costs
  and purchase of machinery and
  equipment                                    -            (30,958)
  Advances to affiliates                  (1,208)                 -
  Payments received from stockholder       1,200              1,300
                                        --------        -----------

  Net cash used in investing                  (8)           (29,658)
                                        --------        -----------

Cash flows from financing
  activities:
    Net proceeds from sale of common
      stock                              100,000          1,789,973
    Net proceeds from issuance of
      notes payable                      272,538                  -
    Net proceeds from issuance of
     option                               30,750                  -
                                        --------        -----------
       Net cash used in financing
         activities                      403,288          1,789,973
                                        --------        -----------

Net increase (decrease) in cash
  and cash equivalents                  (191,764)           725,255
Cash and cash equivalents at
  beginning of period                    221,267            890,859
                                        --------        -----------
Cash and cash equivalents at end
  of period                             $ 29,503        $ 1,616,114
                                        ========        ===========


The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto, included in the Company's Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Business Condition

During the year ended December 31, 2001, the Company began mining ore from the Trixie Mine and began processing ore in the Company's Tintic Mill in January 2002. On March 28, 2002, the Company encountered unstable mining conditions and suspended mining and processing operations. As a result of the suspended mining and processing operations, the Company is not generating ongoing revenues and does not have sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration efforts related to the Burgin Mine. Management and the Board of Directors are currently pursuing efforts to obtain additional sources of financing to allow the Company to proceed with its operations. The Company is also studying and investigating selling or developing portions of its land surface rights in order to generate additional operating capital. There is no assurance that the Company will be successful in obtaining the necessary funding.

As of March 31, 2002, the Company had $2,586,511 of land and mining claims and $3,109,423 of mining related buildings, machinery and equipment, which in aggregate, represent approximately 84 percent of total assets. The Company's buildings, machinery and equipment consists principally of the Tintic Mill located at the Trixie mine. The realization of the Company's investment in land and mining claims and mining related buildings, machinery and equipment is dependent upon various factors, including the outcome of : (i) the Company's success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) the Company's ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while the Company pursues real estate development alternatives for portions of the Company's land, (iii) the Company's success in finding a joint venture partner to provide capital funding for the Company's continued exploration of its mining properties, (iv) the Company's ability to profitably lease the Tintic Mill or its mining claims to outside entities, and (v) the Company's success in selling or developing certain of its land to fund its continued mining and exploration activities.

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

During the year ended December 31, 2001, an extension of the amendment to the operating agreement was signed. This extension, which expires on December 31, 2002, grants the Company an option to purchase Korea Zinc's 25 percent ownership for $3,000,000. During the option period, Korea Zinc is not required to make any advances to Tintic or to repay to the Company 25 percent of the advances made by the Company, nor can Korea Zinc vote upon operational decisions of Tintic. During the portion of the option period from October 1, 1998 to March 31, 2002, the Company advanced a net amount of approximately $7,544,776 to Tintic.

CHIEF CONSOLIDATED MINING COMPANYAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The Company's initial contribution of property and equipment was made at the historical bases of the related mining properties and machinery and equipment for financial reporting purposes. No gain recognition or step-up in basis was recorded in the accompanying condensed consolidated financial statements as a result of the transaction. Intercompany transactions and balances have been eliminated in consolidation.

Note 3.  Impairment of Long-lived Assets

The Company accounts for long-lived assets pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ." The Company evaluates its land and mineral properties, buildings, machinery and equipment and other long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead management to believe that any of its long-lived assets may be impaired, the Company will (a) evaluate the extent to which the remaining book value of the asset is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset's carrying amount and (b) write-down the carrying amount to market value or discounted cash flow value to the extent necessary. Management estimates that future net cash from each of the Company's assets from potential activities discussed in Note 1 will be sufficient such that no impairment loss was recognized as of March 31, 2002.

Note 4.  Notes Payable and Options

On February 9, 2002, Chief Consolidated Mining Company issued a $300,000 promissory note, bearing interest at 8% per annum payable quarterly, due one year from the date of the note. In addition, the Company issued an option to purchase 15,000 shares of common stock at $2.75 per share to the Optionee for a period of five years.

In accordance with the Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company determined that the $300,000 of proceeds were allocated between the note and the option based on their relative fair values and the resulting discount on the note is being amortized over the one year term of the note. Accordingly, the Company allocated $269,250 to the note payable and $30,750 to the options, which resulted in an effective interest rate of 19.5% on the note payable.

Subsequent to March 31, 2002, the Company converted an account payable of $63,000 into a note payable at 12% interest rate that compounds monthly, requiring monthly payments of $10,000 beginning on May 15, 2002 until October 15, 2002, when the entire unpaid balance of principal and accrued interest becomes due and payable. If the Company obtains additional debt financing, equity funding or proceeds from the sale of land, the entire unpaid balance of principal and interest shall be due and payable within 5 days of the receipt of such proceeds.

Note 5.  Commitments and Contingencies

APPLICATION FOR APPROPRIATION OF BURGIN MINE WATER

On September 14, 2000, a public hearing was held before the Utah State Engineer on the Company's application for the appropriation of the saline waters located below the 1,050 foot level of the Burgin Mine where the Burgin ore body is located. At the hearing, several protestors to the application argued that the application should be denied on the grounds that the removal of the water from the Burgin Mine would interfere with their previously granted water rights in Utah Lake. Management presented expert testimony at the hearing to prove that the Burgin geothermal system and the Utah Lake geothermal system are not connected and that removal of water from the Burgin Mine would have no effect upon Utah Lake and the protestors' water rights in the Lake. Nevertheless, in order to address the concerns of the protestors, the Company's application established certain mitigation procedures that would be in place if the application is approved, whereby the Company would monitor geothermal springs in and around Utah Lake and replace water that may diminish spring flows when pumping started at the Burgin Mine. The Company also agreed as part of its application that it would purchase water rights to a specified quantity of water and agree not to remove the water from Utah Lake. Management is currently negotiating with the objectors and cannot predict when and how the Utah State Engineer will decide the application or whether the Company will reach an agreement with the objectors. If the Company is not

CHIEF CONSOLIDATED MINING COMPANYAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

successful in obtaining the required permits, the realizability of the Company's investment in the Burgin Mine land and mining claims of approximately $1,432,635 may be impaired. Capitalized costs classified as buildings, machinery and equipment of $195,783 related to the Burgin Mine, including costs in preparation of dewatering the Burgin Mine, may also be impaired. However, no impairment loss was recognized relating to the Burgin Mine as of March 31, 2002.

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

Tintic has assumed a reclamation obligation from the previous operator of the Burgin Mine. In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," management has recorded an estimated liability of $410,400 for the existing liability on the Burgin property. Management believes that this liability will only become due when all mining efforts have been abandoned on the Burgin property.

The Company also holds a small mining permit and reclamation obligation in connection with its Chief Gold properties. The Company has recorded an estimated liability of $57,900 in connection with this obligation. Management believes that this liability will only become due when all mining efforts have been abandoned on the Chief Gold properties.

During 2001, the U.S. Environmental Protection Agency ("EPA") proposed to place what the agency has titled the "Eureka Mills Site" (the "Site") on the National Priorities List, as authorized under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company has been cooperating in the EPA's investigation and cleanup of the Site. According to the EPA, samples indicate that the soil in the Town of Eureka, Utah is contaminated with lead and, to a lessor extent, arsenic. The Site consists of approximately 150 acres in the town of Eureka, Utah.

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

Based on the foregoing, the nature, scope, and amount of the Company's potential liability to the EPA relating to the Site cannot be determined at this time. However, as part of the interim arrangement, the Company has agreed to perform certain work on the Site. The Company estimates that this work will cost approximately $156,000, of which approximately $81,000 had been incurred prioto March 31, 2002. The remaining $75,000, which is expected to be incurred during 2002 and 2003, has been recorded in accrued liabilities in the accompanying condensed consolidated balance sheet.


CHIEF CONSOLIDATED MINING COMPANYAND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Redeemable and Convertible Common Stock

The 3,500,000 shares of redeemable convertible common stock carry a dividend rate of 8 percent, which dividends are payable in non-redeemable convertible common stock of the Company (based on the number of issued redeemable convertible common shares). The dividend shares are to be issued on an annual basis. The Company has accrued an 8 percent dividend, or 70,000 shares, of non-redeemable convertible common stock for the three months ended March 31, 2002.

The discount on the 3,500,000 redeemable convertible common shares is being amortized on a straight-line basis utilizing the difference between the carrying value at the date of issuance and the redemption price of $7,000,000 that was due December 1, 2003. The straight-line basis is assumed to reasonably approximate the effective interest method. The Company amortized $243,468 of the discount for the three months ended March 31, 2002. The redeemable convertible common stock is convertible into common stock on a 1-for-1 basis.

Dimeling, Schreiber & Park ("DS&P"), acting as the general partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, is the sole stockholder of the Company's redeemable convertible common stock. On May 1, 2002, DS&P relinquished its right to require the Company to redeem all or part of its redeemable convertible common stock. After the redemption requirement was relinquished, the shares were reclassified into stockholders' equity as convertible common stock; however, they continue to accumulate dividends of 8
percent per annum.   The Company has presented a pro forma balance sheet as of
March 31, 2002, showing the reclassification of the redeemable convertible common stock into stockholders' equity as if its redemption requirement had been relinquished on March 31, 2002.

The non-redeemable convertible common stock resulted from payment of dividends on the redeemable convertible common stock and is convertible into common stock on a 1-for-1 basis. The convertible common stock will begin to accrue an 8 percent stock dividend after December 31, 2002, or the closing of a second tranche of 5,000,000 convertible common shares to be issued for $10,000,000.
The terms of the convertible common stock require that the Company shall not declare dividends on the common stock as long as the convertible common stock is outstanding. DS&P shall have a preemptive right to purchase new issuances of securities by the Company before any other investors, not to include securities issued for public offering, merger, and other specific situations.

Note 7.  Equity Transactions

In January of 2002, the Company issued 50,000 shares of common stock for cash proceeds of $100,000, or $2.00 per share. In February 2002, the Company issued 25,000 shares of common stock valued at $50,000, or $2.00 per share, in return for a valuation study performed by an outside consulting group for the potential development of the Company's real estate for residential and commercial use.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         PLAN OF OPERATION.

The following discussion is intended to assist in understanding the financial condition and results of operations of Chief. You should read the following discussion along with our financial statements and related notes included in this Form 10-QSB/A. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward looking statements.

         FORWARD-LOOKING STATEMENTS.

When used in this Form 10-QSB/A and in future filings by us with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements are intended to identify forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, environmental matters, general economic conditions, legislative/regulatory changes, and changes in accounting principles and interpretations. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-QSB/A. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-QSB/A or to reflect the occurrence of unanticipated events.

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

Our financial statements have been prepared assuming that we will continue as a going concern. We have suffered net losses of $856,567 and $1,244,771 and our operating activities used $595,044 and $1,035,060 of cash during the three months ended March 31, 2002 and the three months ended March 31, 2001, respectively. Additionally, as of March 31, 2002, we have a working capital deficit of $1,229,855 and an accumulated deficit of $29,946,172. These matters raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2002, Chief has $2,586,511 of land and mining claims and properties and $3,109,423 in related machinery and equipment, representing approximately 84 percent of total assets. The realization of our investment in land and mining claims and mining related buildings and equipment is dependent upon various factors, including: (i) our success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) our ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while Chief pursues real estate development alternatives for portions of our land, (iii) our success in finding a joint venture partner to provide capital funding for continued exploration of our mining properties,
(iv) our ability to profitably lease the Tintic Mill or our mining claims to outside entities, and (v) our success in selling or developing certain of our land holdings to fund continued mining and exploration activities.

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

We had mining revenues of $1,178,974 during the three months ended March 31, 2002 and no mining revenues for the three months ended March 31, 2001. Our consolidated revenues of $1,191,473 during the three months ended March 31, 2002 consisted of $1,178,974 from mining operations, $5,606 from real estate sales and miscellaneous sources and $6,893 of interest. Our consolidated revenues of $6,134 during the three months ended March 31, 2001 consisted of $584 from land sales and miscellaneous sources and $5,550 of interest. Our consolidated net loss during three months ended March 31, 2002 was $856,567 as compared to a consolidated net loss of $1,244,771 for the three months ended March 31, 2001. The decrease in net loss of $388,204 resulted primarily from revenues generated from mining operations.

General and administrative expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 decreased in the amount of $135,505. This decrease resulted primarily from a shift in resources to mining operations.

Mining and exploration costs for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 increased in the amount of $931,977. The increased costs relate primarily to operating the mine and mill during the first quarter 2002.

The Tintic mill began operating in January 2002 and was suspended in March 2002 when safety issues arose in the Trixie Mine.

During the three months ended March 31, 2002, our operating activities used $595,044 of cash as compared to $1,035,060 of cash being used in operating activities during the three months ended March 31, 2001.

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


Date: July 2, 2002


                              By: /s/ John Henderson,
                              --------------------------------------------------
                              John Henderson, Secretary and Treasurer, Principal Financial Officer and Principal Accounting Officer


