Form 10QSB
period 2002-06-30
CHIEF CONSOLIDATED MINING CO
filed 2002-08-19
CIK 19913

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)


  x    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2002.


       Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from                 to

                          Commission File Number 1-1761
                          -----------------------------


                        CHIEF CONSOLIDATED MINING COMPANY
                        ---------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


              Arizona                                   87-0122295
              ----------------------------------------------------
 (State or other jurisdiction of incorporation or organization)(I.R.S. Employer
                                    ID. No.)



             15988 Silver Pass Road, P.O. Box 51, Eureka, Utah 84628
             -------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  435-433-6606
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                   Outstanding at August 9, 2002
-----                                   -----------------------------

Common Stock $0.50 par value                      10,635,507
----------------------------

Convertible Common Stock $0.50 par value           4,200,000
----------------------------------------


PART 1.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                             June 30,           December 31,
                                               2002                 2001
                                           ------------         ------------
                           Assets
Current assets:
Cash and cash equivalents                  $     31,827         $    221,267
Other current assets                             62,541              160,459
                                           ------------         ------------

Total current assets                             94,368              381,726
Investment in Central Standard
  Consolidated Mines                             68,496               73,438
Advances to Central Standard Consolidated
  Mines                                          60,798               57,090
Property and Equipment:
Land and mining claims, less accumulated
   depreciation of $887,615 and               2,586,511            2,654,682
$819,444, respectively
Buildings, machinery and equipment, less
  accumulated depreciation of $225,763 and
  $283,530, respectively                      2,991,403            3,176,524
Other assets                                    447,986              447,526
                                           ------------         ------------

Total Assets                               $  6,249,562         $  6,790,986
                                           ============         ============


                   Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable                           $  1,055,468         $  1,030,009
Accrued liabilities                             267,121              120,678
Notes payable, net of unamortized
  discount of $19,066 and $0,
  respectively                                  438,561                    -
                                           ------------         ------------

Total current liabilities                     1,761,150            1,150,687
Accrued reclamation costs                       468,300              389,800
Minority interest                                24,727               24,727
Redeemable convertible common stock,
  zero and 3,500,000 shares issued and
  outstanding, respectively                           -            5,051,804
Commitments and contingencies (Note 5)

Shareholders' equity (deficit):
 Preferred stock, $0.50 par value;
   1,500,000 shares authorized,
   10,899 shares outstanding with a
   liquidation value of $5,450                    5,450                5,450
 Convertible common stock, $0.50 par
   value; 30,000,000 shares authorized.
   4,200,000 shares and 560,000 shares
   outstanding                                2,100,000              280,000
 Common stock, $0.50 par value; 20,000,000
  shares authorized, 10,635,507 shares and
  10,560,507 shares issued, before 16,441
  shares held in treasury at no cost          5,314,209            5,276,709
 Additional paid-in capital                  23,895,567           20,015,289
 Stock purchase rights                        3,321,747            3,321,747
 Deferred compensation                          (11,220)             (11,220)
 Notes receivable from shareholders             (22,770)             (25,370)
 Accumulated deficit                        (30,607,598)         (28,688,637)
                                           ------------         ------------

Total shareholders' equity                    3,995,385              173,968
                                           ------------         ------------

Total liabilities and shareholders'
  equity (deficit)                         $  6,249,562         $  6,790,986
                                           ============         ============

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

               CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                For the Three Months Ended         For the Six Months Ended
                                          June 30,                         June 30,
                                --------------------------      ----------------------------
                                    2002            2001            2002            2001
                                -----------     -----------     ------------    ------------
Mining revenue                  $    58,086     $         -     $  1,237,060    $          -
Interest                              4,867          11,543           11,760          17,093
Land sales and other                 24,134          14,803           29,740          15,387
                                -----------     -----------     ------------    ------------

     Total revenues                  87,087          26,346        1,278,560          32,480
                                -----------     -----------     ------------    ------------

Expenses:
  General and administrative        365,137         678,052        1,017,206       1,303,204
  Mining properties operating
   and exploration costs            278,486         713,081        1,671,887       1,336,922
  Taxes other than income taxes         634               -            3,204           1,907
                                -----------     -----------     ------------    ------------
     Total expenses                 644,257       1,391,133        2,692,297       2,642,033
                                -----------     -----------     ------------    ------------

Net loss                           (577,170)     (1,364,787)      (1,413,737)     (2,609,553)
Redeemable convertible common
  stock dividends:
   Eight percent stock dividend     (23,100)       (203,000)        (180,600)       (386,400)
   Accretion to redemption value    (81,156)       (243,468)        (324,624)       (486,936)

Net loss applicable to common
  shareholders                  $  (661,426)    $(1,811,255)    $ (1,918,961)   $ (3,482,889)
                                ===========     ===========     ============    ============

Net loss per common share
  (basic and diluted)           $     (0.06)    $     (0.20)    $      (0.18)   $      (0.40)
                                ===========     ===========     ============    ============

Weighted average number of
  common shares outstanding
  (basic and diluted)            10,635,507       9,104,547       10,625,148       8,729,326
                                ===========     ===========     ============    ============

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

               CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                              For the Six Months Ended June 30,
                                                -----------------------------
                                                    2002              2001
                                                -----------       -----------
  Cash flows from operating activities:
  Net loss                                      $(1,413,737)      $(2,609,553)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and depletion                     195,543            29,881
     Amortization of deferred compensation                -             3,540
     Non-cash compensation expense                   50,000           142,500
     Amortization of discount on notes
        payable                                      11,684                 -
     Gain on sale of equipment                      (15,582)                -
     Undistributed equity in loss of
        unconsolidated subsidiary                     4,942                 -
     Changes in operating assets and
        liabilities:
         Increase in other assets                    97,458           (25,145)
         Increase (decrease) in accounts payable
          and accrued liabilities                   426,930            50,021
                                                -----------       -----------
                Net cash used in operating
                  activities                       (642,762)       (2,408,756)
                                                -----------       -----------
Cash flows from investing activities:
  Mining property development costs and
  purchase of machinery and equipment               (17,423)          (54,046)
   Proceeds from sale of equipment                   81,853                 -
   Advances to affiliates                            (3,708)           (2,500)
   Proceeds from note receivable to
     stockholder                                     2,600              2,600
                                                -----------       -----------

        Net cash used in investing activities        63,322           (53,946)
                                                -----------       -----------

Cash flows from financing activities:
  Net proceeds from sale of common stock            100,000         2,289,972
  Net proceeds from issuance of notes payable       269,250                 -
  Principal payment on notes payable                (10,000)                -
  Net proceeds from issuance of option               30,750                 -
                                                -----------       -----------

        Net cash used in financing activities       390,000         2,289,972
                                                -----------       -----------

Net increase (decrease) in cash and cash
  equivalents                                      (189,440)         (172,730)
Cash and cash equivalents at beginning of
  period                                            221,267           890,859
                                                -----------       -----------

Cash and cash equivalents at end of period      $    31,827       $   718,129
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

As of June 30, 2002, the Company had $2,586,511 of land and mining claims and $2,991,403 of mining related buildings, machinery and equipment, which in aggregate, represent approximately 89 percent of total assets. The Company's buildings, machinery and equipment consists principally of the Tintic Mill located at the Trixie mine. The realization of the Company's investment in land and mining claims and mining related buildings, machinery and equipment is dependent upon various factors, including the outcome of : (i) the Company's success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) the Company's ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while the Company pursues real estate development alternatives for portions of the Company's land, (iii) the Company's success in finding a joint venture partner to provide capital funding for the Company's continued exploration of its mining properties, (iv) the Company's ability to profitably lease the Tintic Mill or its mining claims to outside entities, and (v) the Company's success in selling or developing certain of its land surface rights to fund its continued mining and exploration activities.

Management's current plans are to sell land surface rights, to use the proceeds from those sales to reopen and produce ore from the Trixie Mine and to process and sell the ore produced. Management estimates that the future net cash flows from that production will be sufficient to recover the carrying amount of the Company's property and equipment. However, there is no assurance that the Company will be successful in obtaining the necessary funding to accomplish these plans or that the plans will be successful.

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

During the year ended December 31, 2001, an extension of the amendment to the operating agreement was signed. This extension, which expires on December 31, 2002, grants the Company an option to purchase Korea Zinc's 25 percent ownership for $3,000,000. During the option period, Korea Zinc is not required to make

                CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


any advances to Tintic or to repay to the Company 25 percent of the advances made by the Company, nor can Korea Zinc vote upon operational decisions of Tintic. During the portion of the option period from October 1, 1998 to June 30, 2002, the Company advanced a net amount of approximately $7,544,776 to Tintic.

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

Note 3.  Impairment of Long-lived Assets

The Company accounts for long-lived assets pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ." The Company evaluates its land and mineral properties, buildings, machinery and equipment and other long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead management to believe that any of its long-lived assets may be impaired, the Company will (a) evaluate the extent to which the remaining book value of the asset is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset's carrying amount and (b) write-down the carrying amount to market value or discounted cash flow value to the extent necessary. Management estimates that future net cash from each of the Company's assets from potential activities discussed in Note 1 will be sufficient such that no impairment loss was recognized as of June 30, 2002.

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

On April 15, 2002, the Company converted an account payable of $63,000 into a note payable at 12% interest rate that compounds monthly, requiring monthly payments of $10,000 beginning on May 15, 2002 until October 15, 2002, when the entire unpaid balance of principal and accrued interest becomes due and payable. If the Company obtains additional debt financing, equity funding or proceeds from the sale of land, the entire unpaid balance of principal and interest shall be due and payable within 5 days of the receipt of such proceeds. As of June 30, 2002, the Company has made none of the required payments and is in default on the terms of the note, resulting in the entire sum of principal and interest being due at June 30, 2002.

On June 30, 2002, the Company converted an account payable of $104,627 into a note payable at an interest rate of 8% per annum, with payments of principal and interest required the first day of each month beginning July 1, 2002 until December 1, 2002 when the entire balance of principal and interest becomes due. The note is secured by various equipment of the Company.

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

OTHER COMMITMENTS AND CONTINGENCIES

On June 25, 1998, the Company entered a letter of intent for an outside contractor to design, build, own and operate water treatment facilities in order to dewater the Burgin mine in order to pursue further exploration of that mine. If the letter of intent is terminated the Company may be required to reimburse the outside contractor for a feasibility study that was conducted in the planning stage of the water treatment facility project, with costs not to exceed $75,000. The Company has recorded a liability for $75,000 as of June 30, 2002.

On May 24, 2002, a suit was filed against the Company by a limited liability company ("the LLC") for $1,787,400 in damages, as well as punitive damages, that derive from claims by the LLC that the Company had committed to purchase certain water rights that the LLC owned or was in process of obtaining with the intent to sell to the Company. The Company believes the suit has no merit because the Company had only engaged in discussions to purchase such water rights and did not enter into an agreement with the LLC to purchase the water rights.

The Company has other matters of litigation related to undisputed accounts payable. Judgments have been reached for $9,774 and suits have been filed for an additional $106,488. The Company has accrued these amounts in full as of June 30, 2002.

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

During 2001, the U.S. Environmental Protection Agency ("EPA") proposed to place what the agency has titled the "Eureka Mills Site" (the "Site") on the National Priorities List, as authorized under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company has been cooperating in the EPA's investigation and cleanup of the Site. According to the EPA, samples indicate that the soil in the Town of Eureka, Utah is contaminated with lead and, to a lesser extent, arsenic. The Site consists of approximately 150 acres in the town of Eureka, Utah. In addition to the

                CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


emergency removal work, the EPA is in the process of considering what response action, if any, will need to be taken with respect to other properties in and around Eureka through the remedial action program authorized under CERCLA. While no final decisions have been made with respect to properties falling outside of the scope of the emergency removal program, it is possible that the EPA will determine that remedial action will be necessary with respect to other properties owned by the Company in and around Eureka. Such properties include a number of former mining areas that contain mine wastes which, according to available data, indicate relatively high levels of metals, including lead and arsenic. Moreover, the nature, scope and amount of the Company's potential liability, if any, relating to non Chief-owned properties in and around Eureka, cannot be quantified at this time.

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

Based on the foregoing, the nature, scope, and amount of the Company's potential liability to the EPA relating to the Site cannot be determined at this time. However, as part of the interim arrangement, the Company has agreed to perform certain work on the Site. The Company estimates that this work will cost approximately $156,000, of which approximately $81,000 had been incurred prior to March 31, 2002. The remaining $75,000, which is expected to be incurred during 2002 and 2003, has been recorded in accrued liabilities in the accompanying condensed consolidated balance sheet.

Note 6.  Redeemable and Convertible Common Stock

The 3,500,000 shares of redeemable convertible common stock carry a dividend rate of 8 percent, which dividends are payable in non-redeemable convertible common stock of the Company (based on the number of issued redeemable convertible common shares). The dividend shares are to be issued on an annual basis. The Company has accrued an 8 percent dividend, or 140,000 shares, of convertible common stock for the six months ended June 30, 2002.

The discount on the 3,500,000 redeemable convertible common shares was being amortized on a straight-line basis utilizing the difference between the carrying value at the date of issuance and the redemption price of $7,000,000 that is due December 1, 2003. The straight-line basis was assumed to reasonably approximate the effective interest method. The Company amortized $324,624 of the discount for the six months ended June 30, 2002. The redeemable convertible common stock was convertible into common stock on a 1-for-1 basis.

Dimeling, Schreiber & Park ("DS&P"), acting as the general partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, is the sole stockholder of the Company's redeemable convertible common stock. On May 1, 2002, DS&P relinquished its right to require the Company to redeem all or part of its redeemable convertible common stock. After the redemption requirement was relinquished, the shares were reclassified into stockholders' equity as convertible common stock, convertible into common stock on a 1-for-1 basis; however, they continue to accumulate dividends of 8 percent per annum.

The additional 700,000 shares of convertible common stock issued as dividends will begin to accrue an 8 percent stock dividend after December 31, 2002, or the closing of a second tranche of 5,000,000 convertible common shares to be issued for $10,000,000. The terms of the convertible common stock require that the Company shall not declare dividends on the common stock as long as the convertible common stock is outstanding. DS&P shall have a preemptive right to purchase new issuances of securities by the Company before any other investors, not to include securities issued for any public offering, merger, and other specific situations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 PLAN OF OPERATION.

The following discussion is intended to assist in understanding the financial condition and results of operations of Chief. You should read the following discussion along with our financial statements and related notes included in this Form 10-QSB. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements.

 FORWARD-LOOKING STATEMENTS.

When used in this Form 10-QSB and in future filings by us with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements are intended to identify forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors that could have a material adverse effect on our operations include, but are not limited to, environmental matters, general economic conditions, legislative/regulatory changes, and changes in accounting principles and interpretations. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-QSB. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

         RECENT DEVELOPMENTS.

Chief has suspended its mining operations at the Trixie Mine and Tintic Utah's mill due to safety concerns in the mine because of unstable mining conditions in the stope. We may not be able to continue any mining operations in that area of the Trixie Mine unless we can make significant safety improvements in the mine which will be expensive to implement. We are not currently planning on implementing any such safety improvements; however, all of the main Trixie Mine workings remain in good order for any future exploration.

We plan to use our assets in the two following separate and distinct areas: real estate development and mining. Our immediate priority will be in the real estate area. First, we will seek to raise funds through the borrowing upon a portion of our land holdings and/or the sale of a portion of our surface real estate holdings in order to provide working capital. The mining aspect of our activities will concentrate on seeking one or more joint venture partners or similar arrangements to support new mine development and/or exploration of our existing properties. To the extent we enter into such an arrangement, we would contribute mining properties and/or the Burgin concentrating mill to any joint venture arrangement in return for a percentage interest in the venture, with our partner(s) to provide the main portion of cash funding requirements.

We have an immediate cash need and we are in the process of seeking additional funding in the form of borrowing secured by a portion of our land holdings or the sale of a portion of our surface real estate holdings. We have retained the Salt Lake City office of CB Richard Ellis to market the non-mining real estate for sale, focusing initially on the real estate located north of Highway 6. We would anticipate that funds from any such sale could be used to help reduce our accounts payable, cover corporate expenses, and help fund exploration and development of mining properties if we pursue such operations. As mentioned above, the proceeds from any funding or sales of excess mining equipment that we may receive could also be used to help reduce accounts payable, cover corporate expenses, and help fund exploration and development of mining properties if we pursue such operations. No assurance can be given that we will be able to raise the necessary funds, or if the funds are raised, that we will pursue mining operations or that we will be able to sell a portion of the surface real estate as currently planned on acceptable terms.

We have restructured some of our accounts payable and continue to seek to restructure other payables and have also been in discussions with potential investors to raise capital. Additionally, we have been contacted by former senior executives of the Company who have expressed an interest in raising funds. We would anticipate that such funds could be used to re-start certain mining operations and provide for future development of the mining properties. We are supportive of such efforts. We cannot assure, however, that such new financing will be available on acceptable terms, or that any capital will be raised from investors, or that the restructuring of our accounts payable will adequately reduce short-term cash needs. In the event that we are unable to obtain such additional financing or restructure our financial obligations, there would be a material adverse effect on our financial condition, and a restructuring, sale or liquidation could be required in whole or in part.

Our financial statements have been prepared assuming that we will continue as a going concern. We have suffered net losses of $577,170 and $1,413,737 for the three and six months ended June 30, 2002, and our operating activities used $642,762 of cash for the six months ended June 30, 2002. Additionally, as of June 30, 2002, we have a working capital deficit of $1,666,782 and an accumulated deficit of $30,607,598. These matters raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2002, the Company has $2,586,511 of land and mining claims and properties and $2,991,403 in related machinery and equipment, representing approximately 89 percent of total assets. The realization of our investment in land and mining claims and mining related buildings and equipment is dependent upon various factors, including: (i) our success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) our ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while we pursue real estate development alternatives for portions of our land, (iii) our success in finding a joint venture partner to provide capital funding for continued exploration of our mining properties, (iv) our ability to profitably lease the Tintic Mill or our mining claims to outside entities, and (v) our success in selling or developing certain of our land holdings to fund continued mining and exploration activities.

On August 15, 2002, the board of directors appointed Richard R. Schreiber as president and chief executive officer and John E. Henderson as chief financial officer of the Company.

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

We had mining revenues of $58,086 and $1,237,060 during the three and six months ended June 30, 2002 and no mining revenues for the three and six months ended June 30, 2001. Our consolidated revenues of $87,087 during the three months ended June 30, 2002 consisted of $58,086 from mining operations, $24,134 from land sales and miscellaneous sources and $4,867 of interest income. Our consolidated revenues of $26,346 during the three months ended June 30, 2001 consisted of $14,803 from land sales and miscellaneous sources and $11,543 of interest income. Our consolidated net loss during three months ended June 30, 2002 was $577,170, as compared to a consolidated net loss of $1,364,787 for the three months ended June 30, 2001. The decrease in net loss of $787,617 resulted primarily from reduced expenses due to suspending mining operations.

General and administrative expenses for the three months ended June 30, 2002 compared to the three months ended, June 30, 2001 decreased in the amount of $312,915. This decrease resulted primarily from reduced expenses due to suspension of mining operations.

Mining and exploration costs for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 decreased in the amount of $434,595. The decreased costs relate primarily to suspension of mining operations.

During the three months ended June 30, 2002, our operating activities used $642,762 of cash as compared to $2,408,756 of cash being used in operating activities during the three months ended June 30, 2001.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On April 22, 2002, Leonard Weitz, a former director, filed a lawsuit with the Supreme Court of the State of New York, County of New York, against Robert E. Poll and Thomas Bruderman, then directors of the Company, alleging slander in connection with a board of directors meeting. Mr. Weitz is seeking an amount in damages to be determined at trial. Mr. Poll and Mr. Bruderman resigned as directors of the Company on May 13, 2002.

On May 24, 2002, a suit was filed against the Company by a limited liability company ("the LLC") for $1,787,400 in damages, as well as punitive damages, that derive from claims by the LLC that the Company had committed to purchase certain water rights that the LLC owned or was in process of obtaining with the intent to sell to the Company. The Company believes the suit has no merit because the Company had only engaged in discussions to purchase such water rights and did not enter into an agreement with the LLC to purchase the water rights.

The Company has other matters of litigation related to undisputed accounts payable. Judgments have been reached for $9,774 and suits have been filed for an additional $106,488. The Company has accrued these amounts in full as of June 30, 2002.

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

   99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

   99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

(b)  Reports on Form 8-K


     The Company filed a Current Report on Form 8-K on June 18, 2002, under Item 4, disclosing a change in its certifying accountant. On July 1, 2002, the Company filed an amended Form 8-K to include its former accountant's letter as required.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHIEF CONSOLIDATED MINING COMPANY
                              (Registrant)


Date:  August 19, 2002


                              By: /s/ Richard R. Schreiber,
                              --------------------------------------------------
                              Richard R. Schreiber, President and Chief
                                Executive Officer


                              By: /s/ John Henderson,
                              --------------------------------------------------
                              John Henderson, Secretary and Treasurer, Chief Financial Officer