Form 10QSB
period 2002-09-30
CHIEF CONSOLIDATED MINING CO
filed 2002-12-20
CIK 19913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)


  x    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended September 30, 2002.


       Transition report under Section 13 or 15(d) of the Exchange Act
                         For the transition period from__________to_________

                          Commission File Number 1-1761


                        CHIEF CONSOLIDATED MINING COMPANY
        (Exact name of Small Business Issuer as Specified in Its Charter)

                  Arizona                                87-0122295
---------------------------------------------     -----------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer ID. No.)
or organization)



             15988 Silver Pass Road, P.O. Box 51, Eureka, Utah 84628
             -------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  435-433-6606
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                   Outstanding at December 18, 2002

Common Stock $0.50 par value                      10,635,507

Convertible Common Stock $0.50 par value           4,270,000


PART 1.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                  September 30,  December 31,
                                                      2002           2001
                                                   ------------  ------------
                            Assets

Current assets:
  Cash and cash equivalents                        $      5,077  $    221,267
  Other current assets                                   20,982       160,459
                                                   ------------  ------------
 Total current assets                                    26,059       381,726

Investment in Central Standard Consolidated Mines        68,496        73,438
Advances to Central Standard Consolidated Mines          60,798        57,090
Property and Equipment:
 Land and mining claims, less accumulated
  depreciation of $0 and $819,444, respectively         950,000     2,654,682
 Buildings, machinery and equipment, less
  accumulated depreciation of $0 and $283,530,
  respectively                                          756,363     3,176,524
Other assets                                            447,986       447,526
                                                   ------------  ------------
Total assets                                       $  2,309,702  $  6,790,986
                                                   ============  ============

             Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                  $  1,015,667  $  1,030,009
 Accrued liabilities                                    272,017       120,678
 Notes payable, net of unamortized
  discount of $11,213 and $0, respectively              440,113             -
                                                   ------------  ------------
Total current liabilities                             1,727,797     1,150,687
Accrued reclamation costs                               468,300       389,800
Minority interest                                        24,727        24,727
Redeemable convertible common stock, zero
 and 3,500,000 shares issued and outstanding,
 respectively                                                 -     5,051,804
Commitments and contingencies (Note 5)

Shareholders' equity:
 Preferred stock, $0.50 par value; 1,500,000
  shares authorized; 10,899 shares outstanding
  with a liquidation value of $5,450                      5,450         5,450
 Convertible common stock, $0.50 par value;
  30,000,000 shares authorized; 4,270,000 shares
  and 560,000 shares, outstanding                     2,135,000       280,000
 Common stock, $0.50 par value; 50,000,000
  shares authorized; 10,635,507 shares and
  10,560,507 shares issued, before 16,441
  shares held in treasury at no cost                  5,314,209     5,276,709
 Additional paid-in capital                          23,881,567    20,015,289
 Stock purchase rights                                3,321,747     3,321,747
 Deferred compensation                                  (11,220)      (11,220)
 Notes receivable from shareholders                     (21,770)      (25,370)
 Accumulated deficit                                (34,536,105)  (28,688,637)
                                                   ------------  ------------
Total shareholders' equity                               88,878       173,968
                                                   ------------  ------------

Total liabilities and shareholders' equity         $  2,309,702  $  6,790,986
                                                   ============  ============

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

               CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                    (UNAUDITED)

                                     For the Three                 For the Nine
                                      Months Ended                 Months Ended
                                      September 30,                September 30,
                                --------------------------  --------------------------
                                    2002          2001          2002          2001
                                ------------  ------------  ------------  ------------
Mining revenue                  $          -  $          -  $  1,237,060  $          -
Land sales and other                  93,011         6,298       134,511        38,778
                                ------------  ------------  ------------  ------------
     Total revenues                   93,011         6,298     1,371,571        38,778
                                ------------  ------------  ------------  ------------

Expenses:
 General and administrative          157,735       431,975     1,178,145     1,737,086
 Mining properties operating          91,982       895,047     1,763,869     2,231,969
  and exploration costs
 Impairment loss on land and       1,635,587             -     1,635,587             -
  mining claims
 Impairment loss on buildings,
  machinery and equipment          2,115,214             -     2,115,214             -
                                ------------  ------------  ------------  ------------

Net loss                        $ (3,907,507) $ (1,320,724) $ (5,321,244) $ (3,930,277)
                                ============  ============  ============  ============

Redeemable convertible common
 stock dividends:
  Eight percent stock dividend       (21,000)     (167,300)     (201,600)     (553,700)
  Accretion to redemption value            -      (243,468)     (324,624)     (730,404)
                                ------------  ------------  ------------  ------------

Net loss applicable to
 common shareholders            $ (3,928,507) $ (1,731,492) $ (5,847,468) $ (5,214,381)
                                ============  ============  ============  ============
Net loss per common share
 (basic and diluted)            $      (0.37) $      (0.17) $      (0.55) $      (0.57)
                                ============  ============  ============  ============
Weighted average number of
 common shares outstanding
 (basic and diluted)              10,635,507    10,001,125    10,628,639     9,157,917
                                ============  ============  ============  ============

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

               CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                   For the Nine Months Ended
                                                          September 30,
                                                   --------------------------
                                                       2002          2001
                                                   ------------  ------------

Cash flows from operating activities:
 Net loss                                          $ (5,321,244) $ (3,930,277)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation and depletion                             253,039        45,090
 Amortization of deferred compensation                        -         5,310
 Non-cash compensation expense                           50,000           500
 Impairment loss on land and mining claims            1,635,587             -
 Impairment loss on buildings, machinery
  and equipment                                       2,115,214             -
 Amortization of discount on notes payable               19,537             -
 Exchange of supplies for settlement of
  accounts payable                                      (39,452)            -
 Gain on sale of land                                   (29,427)            -
 Undistributed equity in loss of unconsolidated
  subsidiary                                              4,942             -
 Changes in operating assets and liabilities:
 Increase (decrease) in other current assets            139,017        (8,438)
 Increase in accounts payable and accrued
  liabilities                                           422,576       275,523
                                                   ------------  ------------
   Net cash used in operating activities               (750,211)   (3,612,292)
                                                   ------------  ------------

Cash flows from investing activities:
 Mining property development costs and purchase
  of machinery and equipment                            (17,423)     (134,700)
 Proceeds from sale of land                             167,853             -
 Advances to affiliates                                  (3,708)       (6,850)
 Proceeds from note receivable to stockholder             3,600             -
 Payment received from stockholder                            -         2,600
                                                   ------------  ------------
   Net cash provided by (used in) investing
    activities                                          150,322      (138,950)
                                                   ------------  ------------
Cash flows from financing activities:
 Net proceeds from sale of common stock                 100,000     4,189,972
 Net proceeds from issuance of notes payable            281,750             -
 Principal payment on notes payable                     (28,801)            -
 Net proceeds from issuance of option                    30,750             -
                                                   ------------  ------------
  Net cash provided by financing activities             383,699     4,189,972
                                                   ------------  ------------

Net increase (decrease) in cash and
 cash equivalents                                      (216,190)      438,730
Cash and cash equivalents at beginning of period        221,267       890,859
                                                   ------------  ------------
Cash and cash equivalents at end of period         $      5,077  $  1,329,589
                                                   ============  ============

Non Cash Investing and Financing Activities for the nine months ended September 30, 2002 included conversion of $167,627 of accounts payable and accrued liabilities into notes payable and conversion of redeemable convertible common stock valued at $5,376,428 into convertible common stock.


The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

              CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIAIES

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

As of September 30, 2002, the Company had $950,000 of land and mining claims and $756,363 of mining related buildings, machinery and equipment, which in aggregate, represent approximately 74 percent of total assets. The Company's buildings, machinery and equipment consist principally of the Tintic Mill located at the Trixie mine. The realization of the Company's investment in land and mining claims and mining related buildings, machinery and equipment is dependent upon various factors, including the outcome of: (i) the Company's success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) the Company's ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while the Company pursues real estate development alternatives for portions of the Company's land, (iii) the Company's success in finding a joint venture partner to provide capital funding for the Company's continued exploration of its mining properties, (iv) the Company's ability to profitably lease the Tintic Mill or its mining claims to outside entities, and (v) the Company's success in selling or developing certain of its land surface rights to fund its continued mining and exploration activities.

During the last several months, the Company has been in discussions with a group of Chief's significant stockholders in connection with a plan to recapitalize the Company. To the extent such plan is completed, funds would be available for
(i) future exploration and development of the Company's mining and/or real estate assets, (ii) the reduction of outstanding indebtedness (including accounts payable), and (iii) other general corporate purposes. The development of the Company's mining and real estate assets may be performed in conjunction with joint venture or strategic partners if appropriate. Should these efforts to recapitalize the Company not be successful, it may be required to seek protection under the United States Bankruptcy Code.

Reclassifications

Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform with the current period presentation.

Note 2.  Tintic Joint Venture

The Company holds a 75 percent interest in Tintic Utah Metals LLC ("Tintic"). KOREA Zinc Co., Ltd. ("Korea Zinc") holds the remaining 25 percent interest. The Company has an option to purchase Korea Zinc's 25 percent ownership for $3,000,000 that expires on December 31, 2002. During the option period, Korea Zinc is not required to make any advances to Tintic or to repay to the Company 25 percent of the advances made by the Company, nor can Korea Zinc vote upon operational decisions of Tintic. During the portion of the option period from October 1, 1998 to September 30, 2002, the Company advanced a net amount of approximately $7,544,776 to Tintic.


Note 3.  Impairment of Long-lived Assets

The Company accounts for long-lived assets pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates its land and mineral properties, buildings, machinery and equipment and other long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead management to believe that any of its long-lived assets may be impaired, the carrying value of long-lived assets are reduced by the estimated excess of the carrying value over the fair value of the assets.

As of September 30, 2002, management determined that buildings, machinery and equipment, and land and mineral properties were impaired due to sustained operating losses, the Company's inability to continue mining operations and a down-turn in the economy. Management determined the fair value of land and mineral properties based on market values of comparable real estate. The fair value of buildings, machinery and equipment were determined based on prices of similar assets. A loss of $2,115,214 was recorded for impairment of buildings, machinery and equipment, including the mill, mill-related assets and costs related to the dewatering of the Burgin mine. A loss of $1,635,587 was recorded for impairment of land and mineral properties.

Note 4.  Notes Payable and Options

On February 9, 2002, Chief Consolidated Mining Company issued a $300,000 promissory note, bearing interest at 8% per annum payable quarterly, due one year from the date of the note. In addition, the Company issued an option to purchase 15,000 shares of common stock at $2.75 per share to the Optionee for a period of five years. As of September 30, 2002, the Company has not made the required interest payments and is in default on the terms of the note, resulting in the entire sum of principal and interest being due at September 30, 2002.

In accordance with the Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the $300,000 of proceeds were allocated $269,250 to the note payable and $30,750 to the options based on their relative fair values and the resulting discount on the note is being amortized over the one year term of the note. The effective interest rate is 19.5%.

On April 15, 2002, the Company converted an account payable of $63,000 into a note payable at 12% interest rate that compounds monthly, requiring monthly payments of $10,000 beginning on May 15, 2002 until October 15, 2002, when the entire unpaid balance of principal and accrued interest became due and payable. As of September 30, 2002, the Company has made none of the required payments and is in default on the terms of the note, resulting in the entire sum of principal and interest being due at September 30, 2002.

On June 30, 2002, the Company converted an account payable of $104,627 into a note payable at an interest rate of 8% per annum, with payments of principal and interest required the first day of each month beginning July 1, 2002 until December 1, 2002 when the entire balance of principal and interest becomes due. The note is secured by various equipment of the Company. As of September 30, 2002, the Company was not current on the required interest and principal payments and was therefore in default on the terms of the note, resulting in the entire sum of principal and interest being due at September 30, 2002. In addition, one piece of equipment securing the indebtedness was sold during the month of November 2002 with net proceeds of $9,500 applied to the balance of the note.

During the third quarter of 2002, Dimeling, Schreiber & Park Reorganization Fund II, L.P. advanced a total of $12,500 to the Company for critical and emergency items in order to preserve the assets of the Company. Such amount is payable upon a successful recapitalization of the Company or upon other liquidity events occurring.


Note 5.  Commitments and Contingencies

APPLICATION FOR APPROPRIATION OF BURGIN MINE WATER

On September 14, 2000, a public hearing was held before the Utah State Engineer on the Company's application for the appropriation of the saline waters located below the 1,050 foot level of the Burgin Mine where the Burgin ore body is located. At the hearing, several protestors to the application argued that the application should be denied on the grounds that the removal of the water from the Burgin Mine would interfere with their previously granted water rights in Utah Lake. Management presented expert testimony at the hearing to prove that the Burgin geothermal system and the Utah Lake geothermal system are not connected and that removal of water from the Burgin Mine would have no effect upon Utah Lake and the protestors' water rights in the Lake. Nevertheless, in order to address the concerns of the protestors, the Company's application established certain mitigation procedures that would be in place if the application is approved, whereby the Company would monitor geothermal springs in and around Utah Lake and replace water that may diminish spring flows when pumping started at the Burgin Mine. The Company also agreed as part of its application that it would purchase water rights to a specified quantity of water and agree not to remove the water from Utah Lake. Management is currently negotiating with the objectors and cannot predict when and how the Utah State Engineer will decide the application or whether the Company will reach an agreement with the objectors. As of September 30, 2002, the Company has impaired its land and mining claims in response to uncertainty in realizing the Company's investment in assets related to the Burgin Mine as well as other land and mining claims (see Note 3).

OTHER COMMITMENTS AND CONTINGENCIES

On June 25, 1998, the Company entered a letter of intent for an outside contractor to design, build, own and operate water treatment facilities in order to dewater the Burgin mine in order to pursue further exploration of that mine. If the letter of intent is terminated the Company may be required to reimburse the outside contractor for a feasibility study that was conducted in the planning stage of the water treatment facility project, with costs not to exceed $75,000. The Company has recorded a liability for $75,000 as of September 30, 2002.

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

The Company has other matters of litigation related to undisputed accounts payable. Judgments have been reached for $9,774 and suits have been filed for an additional $106,488. The Company has accrued these amounts in full as of September 30, 2002.

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

Note 6.  Redeemable and Convertible Common Stock

The 3,500,000 shares of redeemable convertible common stock carried a dividend rate of 8 percent, which dividends were payable in non-redeemable convertible common stock of the Company (based on the number of issued redeemable convertible common shares). The dividend shares were issued on an annual basis. The Company accrued an 8 percent in-kind, convertible common stock dividend, or 210,000 shares of convertible common stock for the nine months ended September 30, 2002.

The discount on the 3,500,000 redeemable convertible common shares was being amortized on a straight-line basis utilizing the difference between the carrying value at the date of issuance and the redemption price of $7,000,000 that was due December 1, 2003. The straight-line basis was assumed to reasonably approximate the effective interest method. The Company amortized $324,624 of the discount for the nine months ended September 30, 2002.

Dimeling, Schreiber & Park ("DS&P"), acting as the general partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, was the sole stockholder of the Company's redeemable convertible common stock. On May 1, 2002, DS&P relinquished its right to require the Company to redeem all or part of its redeemable convertible common stock . After the redemption requirement was relinquished, the shares were reclassified into stockholders' equity as convertible common stock, convertible into common stock on a 1-for-1 basis; however, they continue to accumulate dividends of 8 percent per annum as discussed above.

The additional 770,000 shares of convertible common stock issued as dividends will begin to accrue an 8 percent stock dividend after December 31, 2002, or the closing of a second tranche of 5,000,000 convertible common shares to be issued for $10,000,000, if such should occur earlier than December 31, 2002. The terms of the convertible common stock require that the Company shall not declare dividends on the common stock as long as the convertible common stock is outstanding. DS&P shall have a preemptive right to purchase new issuances of securities of the Company before any other investors, not to include certain issuances including securities issued in any public offering or a merger.

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

Note 8.  Subsequent Events

On December 10, 2002, the board approved a subscription agreement to raise up to $3 million from the issuance of convertible secured debentures (the "Debentures") to accredited investors. The Debentures, if issued, will have a maturity date one year from the date of issuance, unless earlier converted or extended by agreement. The Debentures may be converted into a new series of convertible common stock at the rate of 5,000 shares for each $1,000 principal amount of Debentures at each subscribers option at any time after the Company's stockholders have approved certain changes to the Company's articles of incorporation. The Debentures will earn interest at a rate of 6% per annum, payable in lump sum at the time of repayment of the Debentures. The Debentures will be secured by a first mortgage security interest on equipment and real estate assets of the Company with a forced sale value (as determined by each subscriber) equal to at least 150% of the principal amount of the Debentures.
If approved, the new series of convertible common stock will have a liquidation preference of $0.20 per share, subordinate to holders of preferred stock with a liquidation preference of $0.50 per share. For liquidation purposes, the new series of convertible common stock will share equally with the current outstanding series of convertible common stock. The new series of convertible common stock will have voting rights of one vote per share, whether or not converted, and will vote as a class with the existing series of convertible common stock. Warrants will be issued in conjunction with the convertible debentures to purchase an additional 10% of the new series of convertible common stock.

Purchasers of the first $2 million in Debentures will have the right to elect four directors to the board of the Company. DS&P shall reduce its right to representation on the board to one director. As of December 11, 2002, the Company has received approximately $1.3 million under the Debenture offering which remains in escrow pending resolution of certain closing conditions. These conditions include (a) satisfactory resolution of the Company's accounts payable presently outstanding, (b) the grant of the security interest in form satisfactory to each subscriber, (c) agreement by Dimeling, Schreiber & Park Reorganization Fund II, L.P. to eliminate the 8% dividend on its Convertible Common Stock; and (d) agreement by Dimeling, Schreiber & Park Reorganization Fund II, L.P. to vote its shares in favor of the changes to the articles of incorporation contemplated by this agreement.


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

During the last several months, the Company has been in discussions with a group of Chief's significant stockholders in connection with a plan to recapitalize the Company. To the extent such plan is completed, funds would be available for
(i) future exploration and development of the Company's mining and/or real estate assets, (ii) the reduction of outstanding indebtedness (including accounts payable), and (iii) other general corporate purposes. The development of the Company's mining and real estate assets may be performed in conjunction with joint venture or strategic partners if appropriate. Should these efforts to recapitalize the Company not be successful, it may be required to seek protection under the United States Bankruptcy Code.

Our financial statements have been prepared assuming that we will continue as a going concern. We have suffered net losses of $3,907,507 and $5,321,244 for the three and nine months ended September 30, 2002, and our operating activities used $750,211 of cash for the nine months ended September 30, 2002. Additionally, as of September 30, 2002, we have a working capital deficit of $1,701,738 and an accumulated deficit of $34,536,105. These matters raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2002, the Company has $950,000 of land and mining claims and properties and $756,363 in related machinery and equipment, representing approximately 73 percent of total assets. The realization of our investment in land and mining claims and mining related buildings and equipment is dependent upon various factors, including: (i) our success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) our ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while we pursue real estate development alternatives for portions of our land, (iii) our success in finding a joint venture partner to provide capital funding for continued exploration of our mining properties, (iv) our ability to profitably lease the Tintic Mill or our mining claims to outside entities, and (v) our success in selling or developing certain of our land holdings to fund continued mining and exploration activities.


On August 15, 2002, the board of directors appointed Richard R. Schreiber as president and chief executive officer and John E. Henderson as chief financial officer of the Company. On November 13, John E. Henderson was released as secretary, treasurer, and chief financial officer of the Company and a replacement has yet to be named. In addition, the Company terminated several employees, keeping one individual to oversee and preserve the assets of the Company.

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

We had mining revenues of $0 and $1,237,060 during the three and nine months ended September 30, 2002 and no mining revenues for the three and nine months ended September 30, 2001. Our consolidated revenues of $93,011 during the three months ended September 30, 2002 consisted of $88,134 from land sales and miscellaneous sources and $4,877 of interest income. Our consolidated revenues of $6,298 during the three months ended September 30, 2001 consisted of $1,823 from land sales and miscellaneous sources and $4,475 of interest income. Our consolidated net loss during three months ended September 30, 2002 was $3,907,507, as compared to a consolidated net loss of $1,320,724 for the three months ended September 30, 2001. The increase in net loss of $2,586,783 resulted primarily from the impairment loss recorded for land and mining claims and buildings, machinery and equipment.

General and administrative expenses for the three months ended September 30, 2002 compared to the three months ended, September 30, 2001 decreased in the amount of $274,240. This decrease resulted primarily from reduced expenses due to suspension of mining operations.

Mining and exploration costs for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 decreased in the amount of $803,065. The decreased costs relate primarily to suspension of mining operations.

As of September 30, 2002, management determined that buildings, machinery and equipment, and land and mineral properties are impaired due to sustained operating losses, the Company's inability to continue mining operations and a down-turn in the economy. Management determined the fair value of land and mineral properties based on market values of comparable real estate. The fair value of buildings, machinery and equipment were determined based on prices of similar assets. A loss of $2,115,214 was recorded for impairment of buildings, machinery and equipment, including the mill, mill-related assets and costs related to the dewatering of the Burgin mine. A loss of $1,635,587 was recorded for impairment of land and mineral properties.

During the nine months ended September 30, 2002, our operating activities used $750,211 of cash as compared to $3,612,292 of cash being used in operating activities during the nine months ended September 30, 2001.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the nine month period ended September 30, 2002. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 2001.


ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures within 90 days prior to filing this quarterly report (the "Evaluation Date"). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with other key management of the Company, have determined that the disclosure controls and procedures were and are effective as designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them on a timely basis. Changes in Internal Controls. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the Evaluation Date.


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

The Company has other matters of litigation related to undisputed accounts payable. Judgments have been reached for $9,774 and suits have been filed for an additional $106,488. The Company has accrued these amounts in full as of September 30, 2002.


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

          None


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHIEF CONSOLIDATED MINING COMPANY
                              (Registrant)


Date:  December 20, 2002


                              By: /s/ Richard R. Schreiber,
                              -----------------------------------------
                              Richard R. Schreiber, President and Chief
                              Executive Officer


                          CERTIFICATION

I, Richard R. Schreiber, certify that:

               1.   I have reviewed this quarterly report on Form
          10-QSB of Chief Consolidated Mining Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 20, 2002

/s/ Richard R. Schreiber
_____________________________________
Richard R. Schreiber

President and Chief Executive Officer







                                                                    Exhibit 99.1
                          Chief Consolidated Mining Co.
                             15988 Silver Pass Road
                               Post Office Box 51
                                Eureka, UT 84628



                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

    I, Richard R. Schreiber, President and Chief Executive Officer (principal executive officer) of Chief Consolidated Mining Company (the "Registrant"),
certifies that to the best of my knowledge, based upon a review of the Quarterly
 Report on Form 10-QSB for the period ended September 30, 2002 of the Registrant
                                 (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ Richard R. Schreiber
_____________________________
Name:   Richard R. Schreiber

Date:   December 20, 2002



                                                                    Exhibit 99.2
                          Chief Consolidated Mining Co.
                             15988 Silver Pass Road
                               Post Office Box 51
                                Eureka, UT 84628



                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


 I, Richard R. Schreiber, Chief Financial Officer (principal financial officer) of Chief Consolidated Mining Company (the "Registrant"), certifies that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-QSB for the period ended September 30, 2002 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ Richard R. Schreiber
__________________________
Name: Richard R. Schreiber
Date: December 20, 2002