Form 10KSB
period 2005-12-31
CHIEF CONSOLIDATED MINING CO
filed 2006-12-01
CIK 19913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      To

Commission File Number: 001-01761

CHIEF CONSOLIDATED MINING COMPANY
(Name of small business issuer in its charter)

ARIZONA	87-0122295
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)
15988 SILVER PASS ROAD, P.O. BOX 51, EUREKA, UTAH 84628 (Address of Principal Executive Offices) (Zip Code)
(435) 433-6606 (Issuer’s telephone number, including area code)

Securities registered under section 12(b) of the Exchange Act: Common Stock, $0.50 Par Value

Securities registered under section 12(g) of the Exchange Act: N/A

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes            No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 28, 2006: $1,787,925.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Common Stock $0.50 par value: 10,635,507

Transitional Small Business Disclosure Format:

YES                 NO   X

PART I

Item 1.	Description of Business.

Chief Consolidated Mining Company was organized as a corporation under the laws of Arizona in 1909. Our mining and executive office is located in Eureka, Juab County, Utah. Our principal subsidiaries are Tintic Utah Metals, LLC, a Colorado limited liability company and Chief Gold Mines, Inc., a Delaware corporation. Through these subsidiary companies, Chief owns interests in mining properties, including the Burgin Mine and the Trixie Mine. Neither mine is currently in production but are subject to the development efforts as further described below. We own a 75% membership interest in Tintic Utah. Chief Gold Mines is a wholly owned subsidiary.

We also own or control approximately 6,000 acres of land in an area known as the Main Tintic District in Utah. The majority of this land is generally considered to be non-mining land and is subject to being sold as discussed below pursuant to a Consent Decree approved by the United States District Court for the District of Utah in January 2005 on behalf of the Environment Protection Agency.

In late 2005, we commissioned a study on the further development and exploitation of our mining claims in the Tintic and East Tintic Mining Districts. The engineers who completed the study concluded that significant opportunities may exist and recommended a program of development to increase the value and enhance the prospects of viably operating four projects:

•	Advancing the Burgin extension deposit through to a feasibility study;

•	Further development of the concept to sell potable water from a desalination plant fed by pumped water from the Burgin Mine;

•	Investigation of the economic possibilities of producing and selling halloysite (and other) clays from the Zuma and other areas; and

•	Continued investigation and development of other exploration targets in the claim block and adjacent areas.

Background

Tintic Utah.    Tintic Utah was organized in 1996 under the Colorado Limited Liability Company Act as a joint venture for the development of properties that we contributed to Tintic Utah. At that time, we entered into an operating agreement with KZ Utah, Inc., a subsidiary of Korea Zinc Co. Ltd. and Akiko Gold Resources Ltd. to form Tintic Utah. The operating agreement governs the management and operations of the properties owned by Tintic Utah and the rights and obligations of the members of Tintic Utah to each other. Pursuant to the terms of the operating agreement, we transferred the mining rights to approximately 8,500 acres of our patented mining property in the East Tintic Mining District of Utah, including the Burgin Mine, and approximately 200 acres of unpatented mining claims in the same vicinity to Tintic Utah in exchange for a 50% membership interest. Korea Zinc contributed $3,000,000 to Tintic Utah for a 25% membership interest. The funds from Korea Zinc were used by Tintic Utah for rehabilitation work, reserve confirmation and to produce information in connection with a potential feasibility study on the Burgin Mine. As a result of its failure to contribute the required capital to Tintic Utah, however, Akiko forfeited any rights of ownership in the joint venture and we succeeded to their 25% membership interest, increasing our ownership percentage of Tintic Utah to 75%.

Burgin Mine.    The Burgin Mine, which is located in the East Tintic Mining District of Utah, is not currently in production. We cannot proceed with production at the mine unless we can dewater the mine and raise capital for use in connection with restarting mining operations. We have applied for permission, as described further below, to appropriate water from the Burgin Mine and it is currently pending before the Utah State Engineer. If they approve our application, we may then begin negotiations with various potential partners with the intention of finding a method to finance the construction of a water treatment facility. The water treatment facility would be used as the means for disposing of the water pumped from the lower levels of the Burgin Mine, enabling us to proceed with development and production programs. Although there were objections to our application, we have been in negotiations regarding the terms of an agreement with the main objectors. The Utah State Engineer will issue a decision on the application and we would have the right to appeal any adverse decision to a court. We are unable to predict whether an agreement with the objectors will be signed or when the Utah State Engineer will render his decision. Even if the Utah State Engineer approves our application and we reach an agreement with the objectors, we may not have funds to proceed, and even if we do have funds, we may not use such funds to proceed at the Burgin Mine. If we are not successful in obtaining water rights, we believe there may be alternative methods to successfully dewater the mine.

Trixie Mine.    The Trixie Mine is located on property owned by our wholly owned subsidiary, Chief Gold Mines, and is 1.5 miles from Tintic Utah’s concentrating mill. Our subsidiary, Tintic Utah last processed gold and silver ores produced from the Trixie Mine at Tintic Utah’s concentrating mill during early 2002. Due to past safety conditions at the Trixie Mine, we are not operating the mine and do not presently plan to resume mining operations at the Trixie Mine, although we may be interested in various other options including, joint ventures or leasing or selling the Trixie.

Korea Zinc Option.    We previously held options to purchase Korea Zinc’s membership interest in Tintic Utah, and that option expired. Pursuant to the last option amendment to the operating agreement, we held an additional option to purchase Korea Zinc’s 25% membership interest for $3,000,000. That option expired on December 31, 2002. Since that option expired, the management of Tintic Utah is controlled by us and Korea Zinc through a management committee. Each member has a voting representative on the committee.

Voting is in proportion to each member’s respective membership percentage interest. As such, we will be able to determine the decisions of the management committee because we hold a majority of the percentage interests. A majority vote is required to approve a program and budget that describes the exploration, development, mining and other operational activities of Tintic Utah. The approval of a production program and budget that describes the development, rehabilitation and construction to bring the Burgin Mine into production would require the affirmative vote of us and Korea Zinc.

Application for Appropriation of Burgin Mine Water.    In 2000, a public hearing was held before the Utah State Engineer on our application for the appropriation of the saline waters located below the 1050 foot level of the Burgin Mine. At the hearing, several objectors to the application argued that the application should be denied on the grounds that the removal of the water from the Burgin Mine would interfere with their water rights in the Utah Lake. We presented expert testimony at the hearing to demonstrate that the Burgin geothermal system and the Utah Lake geothermal system are not connected and that removal of water from the Burgin Mine would have no effect upon Utah Lake. We have been negotiating with the objectors, but cannot predict when and how the Utah State Engineer will decide the application or whether we will reach an agreement with the objectors. Even if our application is approved, we may not be able to proceed with production at the Burgin Mine.

If the water appropriation is not approved and we choose to go forward with production at the Burgin Mine, we believe there may be alternative methods to dewater the Burgin Mine. The Utah Division of Water Quality is holding an application previously filed by us for the underground injection of Burgin Mine water in abeyance until the water appropriation application is decided by the Utah State Engineer. Alternately we may also be able to file for a temporary diversion to dewater the Burgin Mine.

If we decide to proceed with our mining business and we are able to resolve the dewatering process, we would then start a final feasibility study. The feasibility study would define the mining methods to be employed, including among other things, pre-engineering design for pumping, defining the structural steel and cement requirements, determining the locations where deep wells will be drilled and the overall evaluation of the Burgin Mine’s main ore body. We estimate that such a feasibility study could cost between $2,500,000 and $4,000,000.

Chief Gold Mines.    Chief Gold Mines was formed to enter into a transaction with South Standard Mining Company and hold our mining property in the East Tintic District of Utah. As a result of the merger in 1996 of South Standard Mining Company into our wholly owned subsidiary, Chief Gold Mines, Chief Gold Mines owns 2,554 acres of patented mining properties located in the East Tintic District of Utah, including the Trixie Mine.

EPA Settlement

During 2001, the EPA placed Eureka Mills Superfund Site on the National Priorities List, as authorized under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. According to the EPA, samples indicate that, approximately 150 acres of soil in the Town of Eureka were contaminated with lead and, to a lesser extent, arsenic.

In 2002, the EPA finalized its actions to be taken in response to the release of waste materials at and around the site. The EPA is seeking reimbursement from Chief for its portion of the liability based on the ownership and the conduct of mining operations on portions of the site.

In February 2005, Chief confessed to a judgment with the EPA in the amount of $60 million. The judgment will remain in effect until we have complied with all the requirements of the Consent Decree. The following outlines our obligations under the Consent Decree:

•	We agreed to use our best efforts to satisfy the judgment by seeking indemnification or recovery from insurance policies. After deducting recovery costs, 70% of all proceeds from insurance policies will be paid to the United States. Until all claims are exhausted, we must provide an annual report for five years listing insurance claims, the action taken to recover the amounts, and any recovery obtained.

•	We agreed to use our best efforts to sell property, other than property upon which the repository, open cells, response action structures, water source, and borrow source are located. Upon the transfer of any property, we will pay the EPA 100% of net sales proceeds up to $350,000 and then 50% thereafter. If the transfer is less than the tax assessed value of the property or exceeds a total of more than 1,000 acres, the EPA may require an independent appraisal and may object to the transfer based on the sale price. If any portion of the property is not sold by the fifth anniversary of this decree, we agreed to auction the property to the highest bidder, engaging a professional auctioneer, but we cannot hold a mortgage or other security interest from any purchaser.

•	We agreed for a five year period from the date of the Consent Decree to reimburse the United States 15% of our net income in excess of $2 million during any calendar year. We also agreed to pay the U.S. 15% of the net proceeds of the sale of Chief Consolidated Mining Company or the sale of substantially all of its assets in excess of $2 million. We are required to present audited financial statements to the EPA.

•	We agreed to allow the EPA sole use of borrowed material (top soil, fill and base material) that is free from contaminants, and to give uninterrupted and continuous access to the borrowed source 24 hours a day, 365 days a year.

•	We agreed to allow the EPA an irrevocable right to access, construct, operate, and close the repository and the property. We also granted the EPA the right to access, construct, and operate the two open cells on the property for the permanent disposal of waste material excavated from the site.

•	We agreed to allow the EPA to enter onto the property to construct and maintain such response action structures as are necessary to implement the response actions. The land will have an easement for the EPA to inspect, maintain, and operate the structure. We also agreed to provide storage space and water as needed.

In the event that we complete all of our obligations under the Consent Decree, the EPA will file a Release of Notice of Federal Lien in the Office of the Juab County Recorder and we will be completely relieved of the $60 million liability, resulting in a gain in such future period. As of the current date, we have fully complied with all terms of the agreement. The judgment amount of $60 million represents the future value of clean up costs when the terms of the Consent Decree are satisfied on February 9, 2010.

Employees

As a result of the suspension of our mining operation, we were forced to lay-off all of our employees in 2002. We currently have no employees.

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

Property Owned By Tintic Utah.    Approximately 8,500 acres of patented ground and 200 acres of unpatented mining claims located in the East Tintic Mining District of Utah are owned by Tintic Utah. Pursuant to the terms of Tintic Utah’s operating agreement, we transferred ownership of approximately 11,000 acres of our patented ground and 200 acres of our unpatented mining claims to Tintic Utah.

Under the terms of the operating agreement, ownership of approximately 2,500 acres that were not involved in Tintic Utah’s exploration and development programs reverted back to us, leaving Tintic Utah with the 8,500 acres.

Property Owned By Chief Gold Mines.    Approximately 2,550 acres of patented mining properties located in the East Tintic Mining District of Utah are owned by Chief Gold Mines. Chief Gold Mines acquired the property as the result of a merger of South Standard Mining Company into Chief Gold Mines in 1996. The Trixie Mine is located on Chief Gold Mines’ property.

Property Owned By Us In The Main Tintic District.    We own approximately 10,000 acres in Eureka Valley near the City of Eureka, Utah in an area known as the Main Tintic District. We intend to sell portions of the property for purposes of complying with the Consent Decree. There are no current plans to use this acreage for mining purposes.

Central Standard Consolidated Mines.    We currently own approximately 23% of the outstanding capital stock of Central Standard Consolidated Mines. Central Standard’s mining property consists of 320 acres located in the north-central portion of the East Tintic Mining District. This property is surrounded by property owned by Tintic Utah. The 320 acres owned by Central Standard is located about 2 miles from the Burgin Mine and the geologic characteristics of the Central Standard property are similar to those of the Trixie Mine. In September 2006, Central Standard’s land holdings were sold at Sherriff’s sale for past due real estate taxes. We are currently reviewing our options to redeem the property.

Burgin Mine.    The Burgin Mine, which is located on the property of Tintic Utah, was transferred by us to Tintic Utah in 1996. The Burgin Mine had previously been leased by us as part of a Unit Lease, together with properties of other landowners, to Kennecott Corporation. After the Burgin Mine was removed from the Unit Lease in 1978, we leased the Burgin Mine to the Sunshine Mining Company in 1980. When Sunshine became the lessee, it gained the use of the mining shafts and other capital improvements previously made by Kennecott on the properties, including underground access by means of the Apex Number 2 Shaft.

The Apex Shaft, together with the connecting drifts and drill stations, had been rehabilitated by Sunshine at a cost of approximately $6 million. As a result of a successful lawsuit brought by us and South Standard against Sunshine relating to Sunshine’s leases with us and South Standard, the Burgin Mine was returned to us in 1992.

Trixie Mine.    The Trixie Mine is located on the 2,550 acres of property that was acquired by Chief Gold Mines in 1996 upon its merger with South Standard. South Standard was one of the landowners who joined in a Unit Lease to lease various properties to Kennecott. The Trixie Mine property was included in the land contributed by South Standard to the Unit Lease. Kennecott mined from the Trixie Mine, producing gold and silver that were by-products from a flux material that Kennecott used in connection with refining its copper ore from Kennecott’s Bingham Canyon mining operation in Utah. In 1983, Kennecott sold its interest in the Unit Lease to Sunshine, who operated the Trixie Mine for about nine years, producing similar ores for use as flux material. The Trixie Mine was received back by South Standard in 1992. South Standard continued shipping dump materials as flux from the Trixie dump for several years after 1992, but it did not mine the Trixie Mine.

We began mining ore from the Trixie Mine in 2001, and began processing ore in the Tintic Mill in January 2002. In March 2002, we encountered unstable mining conditions in the Trixie Mine and suspended mining and processing operations. As a result of the suspended mining and processing operations, we are not generating any revenues and we do not have sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration efforts related to the Trixie Mine.

Concentrating Mill.    The concentrating mill (sometimes referred to as the concentrator), was built by Kennecott when it was mining from the Burgin Mine under its lease. The concentrator, approximately 24,000 square feet in size, was built to process up to 1,200 tons of lead and zinc ore per day. Tintic Utah rehabilitated the concentrator over a several year period to include a precious metals (gold/silver) flow sheet. The total cost of the renovation was approximately $1,900,000. The concentrating mill processed gold and silver ores from the Trixie Mine during January, February and March 2002. The concentrates produced by the concentrating mill were brokered through H&H Metals, New York, New York, to Penoles Torreon Smelter, Penoles, Mexico.

Item 3.	Legal Proceedings.

See ‘‘Item 1. Description of Business — EPA Settlement.’’ In addition, we were named, along with two other corporate entities, as a respondent in an administrative proceeding before the Utah Labor Commission in August 2006. In the proceeding, the seventy-six year old petitioner alleges that he was a Chief employee from 1950 to 1954 and has contracted lung cancer as a result of his employment. We have filed an answer in the proceeding denying all material allegations and are investigating the claim, and will vigorously dispute his claims.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our shares of common stock are traded in the over the counter market known as the Pink Sheets under the symbol ‘‘CFCM.PK.’’ High and low sales prices of our common stock for each quarterly period during the past two years are as follows:

	High	Low
2006 Market Price
Fourth Quarter (Through November 28, 2006)	$0.50	$0.35
Third Quarter	$0.50	$0.39
Second Quarter	$0.60	$0.35
First Quarter	$0.54	$0.30
2005 Market Price
Fourth Quarter	$0.49	$0.26
Third Quarter	$0.55	$0.25
Second Quarter	$0.55	$0.30
First Quarter	$0.65	$0.30
2004 Market Price
Fourth Quarter	$0.67	$0.20

The approximate number of holders of record of our common stock as of November 1, 2006 was 2,000. No cash dividends have been declared or paid over the previous five years nor are expected to be paid for the foreseeable future.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist in understanding our financial condition and plan of operations. You should read the following discussion along with our financial statements and related notes included in this Form 10-KSB.

Forward-Looking Statements

The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward looking statements. When used in this Form 10-KSB and in future filings by us with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words ‘‘believes,’’ ‘‘intends,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘plan,’’ ‘‘projected,’’ ‘‘contemplates,’’ ‘‘anticipates,’’ or similar statements are intended to identify forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, environmental matters, general economic conditions, legislative/regulatory changes, and changes in accounting principles and interpretations. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-KSB. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

Overview

We were organized in 1909 and own several interests in mining properties in Utah, including the Burgin Mine and the Trixie Mine. Our principal subsidiaries are Tintic Utah Metals, LLC, a Colorado limited liability company and Chief Gold Mines, Inc., a Delaware corporation. We also own or control approximately 6,000 acres of land in an area known as the Main Tintic District in Utah. The majority of this land is generally considered to be non-mining land and is subject to being sold pursuant to a Consent Decree discussed above.

The Burgin Mine is not in operation. In late 2001, we began mining ore from the Trixie Mine, and began processing ore in our Tintic Mill in January 2002. In March 2002, we encountered unstable mining conditions in the Trixie Mine and suspended mining and processing operations. As a result of the suspended mining and processing operations, we are not generating any revenues and we do not have sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration efforts related to the Burgin Mine. As a result, we have had no significant operating activity since early 2002.

Plan of Operation

The mining aspect of our activities will concentrate on seeking one or more joint venture partners or other arrangements to fund the startup of mining operations. To the extent we enter into such an arrangement, we could contribute mining properties and/or the Burgin concentrating mill to any joint venture arrangement in return for a percentage interest in the venture, with our partner(s) to provide the main portion of cash funding requirements.

We have an immediate cash need. No assurance can be given that we will be able to raise the necessary funds, or if the funds are raised, that we will be able to restart our mining operations.

Our financial statements have been prepared assuming that we will continue as a going concern. We have suffered net losses of $2,789,648 and $2,625,001 for the years ended December 31, 2005 and 2004, respectively. Additionally, as of December 31, 2005, we had an accumulated deficit of $85,076,387. These matters raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2005, we had $950,000 of land and mining claims and $250,000 of mining related buildings, machinery and equipment. The realization of our investment in land and mining claims and mining related buildings and equipment is dependent upon various factors, including: our success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, and our ability to obtain necessary funding to continue exploration of the mining properties and to finance operations.

In December 2005, Dimeling, Schreiber & Park agreed to purchase $2.5 million in convertible debentures contingent upon creditors holding more than 50% of Chief’s outstanding indebtedness agreeing to settle such outstanding amounts. The funds are held in escrow by Chief’s counsel and are dispersed by the escrow agent to pay creditors as they individually agree with Chief and to pay legal, accounting and other consulting fees. The debentures automatically convert into common stock at $0.25 per share immediately upon shareholder approval of certain amendments to the Articles of Incorporation, including a decrease in the par value and an increase in authorized capital. The minimum level of acceptances with creditors has been reached. In the event that the shareholders do not approve such amendments, the debentures will become immediately due and payable.

Item 7.	Financial Statements.

See Financial Statements beginning on page F-1.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

We have had neither operations nor employees since early 2002 and, as such, have not had an opportunity to establish required disclosure controls or procedures. With the re-commencement of our operations, we will implement the disclosure controls and procedures to ensure that information required to be disclosed by us in the reports we file or submit to the SEC relating to us and our consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

Item 8B.	Other Information.

None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) Of the Exchange Act.

The name and age of each of our directors and executive officers and the positions and offices held by him are:

Name of Directors and Executive Officers	Age	Offices with Chief	Term During Which Served in Office
Richard R. Schreiber	51	Director and Interim President	Director since 2001 and Interim President since 2002
Steven G. Park	51	Director, Secretary and Treasurer	Director since October 2001.

The following is a brief account of the business experience during the past five years of each director and executive officer named above.

Steven G. Park	A principal of Dimeling, Schreiber & Park, a private investment partnership that makes private equity investments in a broad range of middle market companies.
Richard R. Schreiber	A principal of Dimeling, Schreiber & Park, a private investment partnership that makes private equity investments in a broad range of middle market companies.

Section 16(a) Beneficial Ownership Reporting Compliance

We are presently reviewing with counsel any previous section 16(a) reports filed or required to be filed by our directors, executive officers or ten percent owners for compliance with the specific filing requirements.

Item 10.	Executive Compensation.

Summary Compensation Table

The following table sets forth compensation paid for the years ending December 31, 2005, 2004 and 2003 to those persons who were either (a) the chief executive officer of December 31, 2005 or (b) one of the four other most highly compensated executive officers as of December 31, 2005 whose total annual salary and other compensation exceeded $100,000 (collectively, the ‘‘Named Executive Officers’’).

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock awards ($)	Securities Underlying Options (#)	All other compensation ($)
Richard R.	2005	-0-	-0-	-0-	-0-	-0-	-0-
Schreiber	2004	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2003	-0-	-0-	-0-	-0-	-0-	-0-

Options/SAR Grants in Last Fiscal Year

There were no option or SAR grants during the last fiscal year.

Aggregated Options/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

The following table contains information regarding the aggregate value as of December 31, 2005 of exercised and unexercised stock options held by the Named Executive Officers.

Name	Shares acquired on exercise (#)	Value realized	Number of unexercised options at 12/31/05 (#) exercisable/ unexercisable	Value of unexercised in-the-money option at 12/31/05 ($) exercisable/ unexercisable
Richard R. Schreiber	-0-	-0-	60,000/-0-	-0-/-0-
Steven G. Parks	-0-	-0-	60,000/-0-	-0-/-0-

Compensation Of Directors

Directors did not receive any compensation during fiscal year 2005.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows as of November 1, 2006, stock ownership of all persons known to management, to be beneficial owners of more than 5% of our common stock and our directors and Named Executive Officers. Each director and officer has sole voting and investment power with respect to shares owned.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Five Percent Shareholders:
SC Fundamental Value Fund L.P. and SC Fundamental Value BVI Ltd(2)	595,270	(2)	5.6%
Dimeling, Schreiber & Park, as General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP 1629 Locust Street Philadelphia, PA 19103(3)	5,407,150	(4)	44.7%
Directors and Named Executive Officers:
Stephen G. Park(3)	5,467,150	(4)(5)	45.0%
Richard R. Schreiber(3)	5,467,150	(4)(6)	45.0%
Owned by all directors and officers as a group (2 persons)	5,527,150	(4)(5)(6)	45.2%

(1)    Based upon 10,635,507 shares of common stock outstanding as of November 1, 2006.

(2)    SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, Ltd. are affiliated companies, and provided the revised ownership information included in the table. Messrs. Peter M. Collery, Neil H. Koffler and John T. Bird share voting and investment power over the shares reported in the table.

(3)    Richard R. Schreiber and Steven G. Park are principals of Dimeling, Schreiber & Park, which serves as the general partner of the Fund, and they share voting and investment power over the shares reported in the table.

(4)    The number of shares beneficially owned includes 1,407,150 shares of common stock issuable as cumulative dividends in arrears, but does not include up to 10,000,000 shares of common stock issuable upon the conversion of outstanding debentures purchased by Dimeling, Schreiber & Park. The debentures automatically convert if and when the shareholders approve certain changes in the Articles of Incorporation, including a change in par value and increase in authorized capital

(5)    Includes nonqualified stock options previously approved by the shareholders to purchase 60,000 shares held by Stephen G. Park.

(6)    Includes nonqualified stock options previously approved by the shareholders to purchase 60,000 shares held by Richard R. Schreiber.

Item 12.	Certain Relationships and Related Transactions.

In December 2005, Chief issued and sold convertible debentures in the amount of $2.5 million to Dimeling, Schreiber and Park. The debentures accrue interest at an annual rate of 8%, payable at the time of conversion in additional shares of common stock. The fixed conversion price is $0.25 per share. The debentures automatically convert into shares of common stock at the rate of 4,000 shares for each $1,000 principal amount upon the approval by the shareholders of certain amendments to the Articles of Incorporation, including a change in par value and increase in authorized capital.

Dimeling Schreiber and Park placed $2.5 million in escrow during December 2005. The funds remain in escrow until such time Chief has receipt of creditor acceptances (repayment on a negotiated basis, or compromise offer) representing 50% of the outstanding aggregate unsecured amounts owed. As of the date of this report, the minimum level of creditor acceptances has been reached. In the event that the shareholders fail to approve the certain amendments to the Articles of Incorporation, the convertible debentures will become immediately due and payable.

Item 13. Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation [Incorporated by reference to Exhibit A to Chief’s Schedule 14A Proxy Statement filed on December 17, 1999 (SEC File No. 001-01761)].

3.2	By-laws [Incorporated by reference from Form S-4 Registration Statement (File No. 333-00160]

3.3	Amendment to the By-laws dated March 16, 2001 [Incorporated by reference to Exhibit 2, marked as Exhibit A, to Chief’s Form 10-KSB filed on April 4, 2001(SEC File No. 001-01761)]

10.1	The Operating Agreement of Tintic Utah LLC dated as of July 17, 1996 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997 (SEC File No. 001-01761].

10.2	The First Amendment to Operating Agreement dated as of March 11, 1997 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997, (SEC File No. 001-01761].

10.3	Second Amendment to Operating Agreement dated as of November 10, 1997 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-K report filed on March 30, 1998 (SEC File No. 001-01761)].

10.4	Third Amendment to Operating Agreement dated as of October 1, 1998 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-KSB report filed on April 15, 1999 (SEC File No. 001-01761)].

10.5	Fourth Amendment to Operating Agreement dated as of September 9, 1999 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10E, filed as Exhibit A, to Chief’s Form 10-KSB report filed on March 30, 2000 (SEC File No. 001-01761)].

10.6	Fifth Amendment to the Operating Agreement dated as of January 1, 2001 [Incorporated by reference to Form 10-QSB filed on August 14, 2001]

10.7	The Articles of Organization of Tintic Utah LLC is incorporated by reference to an exhibit to Form 10-KSB filed on April 2, 1997.

10.7	Stock Purchase Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.8	Registration Rights Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.9	Form of Warrant issued to Dimeling, Schreiber & Park by Chief dated as of November 19, 1999 [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.10	EPA Consent Decree (filed herewith)

10.11	Debenture Purchase Agreement (filed herewith)

10.12	Escrow Agreement (filed herewith)

21.1	A list of subsidiaries of Chief is filed with this report.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Item 14. Principal Accountant Fees and Services.

The audit fees, audit-related fees, tax fees and all other fees billed by our accountants in the last two fiscal years total $30, 477 and is divided equally between 2004 and 2005.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

HANSEN, BARNETT & MAXWELL A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS 5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Chief Consolidated Mining Company

We have audited the accompanying consolidated balance sheets of Chief Consolidated Mining Company and subsidiaries as of December 31, 2005, 2004, 2003 and 2002 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chief Consolidated Mining Company and subsidiaries as of December 31, 2005, 2004, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has little unrestricted cash, has a working capital deficiency and a capital deficiency, has incurred significant losses from operations, and has significant reclamation and EPA settlement obligations and environmental contingencies that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
July 31, 2006

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004	2003	2002
Current assets
Cash	$10	$1,554	$1,444	$12,522
Other current assets	7,320	22,320	7,320	7,320
Restricted cash held in escrow	2,500,000	—	—	—
Total current assets	2,507,330	23,874	8,764	19,842
Land and mining claims	950,000	950,000	950,000	950,000
Buildings, machinery and equipment, net	250,000	418,787	587,575	756,363
Reclamation funds on deposit	486,086	447,986	447,986	447,986
Total assets	$4,193,416	$1,840,647	$1,994,325	$2,174,191
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,310,408	$1,218,504	$1,131,093	$1,047,314
Related party payable	364,477	199,285	165,263	152,150
Interest payable	109,354	67,739	29,452	28,795
Director indemnification	240,000	240,000	240,000	—
Accrued liabilities	304,527	304,528	258,846	254,612
Accrued convertible common stock dividends	515,098	401,705	289,212	216,300
Notes payable	424,014	424,014	424,014	437,179
Total current liabilities	3,267,878	2,855,775	2,537,880	2,136,350
Long-term liabilities
Convertible debentures	2,500,000	—	—	—
Reclamation obligation	488,300	486,216	450,200	450,200
EPA settlement obligation	49,080,612	46,738,989	44,509,084	42,385,567
Total long-term liabilities	52,068,912	47,225,205	44,959,284	42,835,767
Minority interest in consolidated subsidiaries	24,727	24,727	24,727	24,727
Commitments and contingencies (Note 8 and 13)
Shareholders' deficit
Preferred stock, $0.50 par value; 1,500,000 shares authorized; 10,899 shares outstanding; liquidation preference of $5,450	5,450	5,450	5,450	5,450
Convertible common stock, $0.50 par value; 30,000,000 shares authorized; 4,060,000 shares outstanding	2,030,000	2,030,000	2,030,000	2,030,000
Common stock, $0.50 par value; 50,000,000 shares authorized; 10,635,507 shares outstanding	5,314,209	5,314,209	5,314,209	5,314,209
Additional paid-in capital	23,773,747	23,773,747	23,773,747	23,773,747
Stock purchase rights	3,321,747	3,321,747	3,321,747	3,321,747
Accumulated deficit	(85,613,254)	(82,710,213)	(79,972,719)	(77,267,806)
Total stockholders' deficit	(51,168,101)	(48,265,060)	(45,527,566)	(42,822,653)
Total liabilities and stockholders' deficit	$4,193,416	$1,840,647	$1,994,325	$2,174,191

The accompanying notes are an integral part of these financial statements

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2005	2004	2003	2002
Revenue
Mining revenue	$—	$—	$—	$1,237,060
Land sales and other	—	—	—	188,577
Total revenue	—	—	—	1,425,637
Operating expenses
General and administrative	235,540	152,005	299,743	1,254,085
Depreciation and depletion	168,787	168,787	168,787	253,039
Accretion of reclamation and EPA settlement obligations	2,343,707	2,265,921	2,156,865	426,192
Mining properties operating and exploration costs	—	—	—	1,337,677
Impairment loss on land and mining claims	—	—	—	1,635,587
Impairment loss on buildings, machinery and equipment	—	—	—	2,115,214
Impairment loss on equity investment	—	—	—	129,294
Total expenses	2,748,034	2,586,713	2,625,395	7,151,088
Other income (expense)
Interest expense	(41,614)	(38,288)	(39,953)	(28,795)
Loss before cumulative effect of change in accounting principle and extraordinary item	(2,789,648)	(2,625,001)	(2,665,348)	(5,754,246)
Cumulative effect of change in accounting principle	—	—	33,348	—
Loss before extraordinary item	(2,789,648)	(2,625,001)	(2,632,000)	(5,754,246)
Loss from extraordinary item – EPA settlement	—	—	—	(41,959,375)
Net loss	(2,789,648)	(2,625,001)	(2,632,000)	(47,713,621)
Redeemable and convertible common stock dividends:
Eight percent stock dividend	(113,393)	(112,493)	(72,912)	(216,300)
Accretion of redemption value	—	—	—	(324,624)
Loss attributable to common stockholders	$(2,903,041)	$(2,737,494)	$(2,704,912)	$(48,254,545)
Basic and diluted loss per common share:
Loss before cumulative effect of change in accounting principle and extraordinary item	$(0.26)	$(0.25)	$(0.25)	$(0.54)
Cumulative effect of change in accounting principle	—	—	—	—
Extraordinary item	—	—	—	(3.95)
Net loss attributable to common stockholders	$(0.27)	$(0.26)	$(0.25)	$(4.54)
Basic and Diluted Weighted-Average Common Shares Outstanding	10,635,507	10,635,507	10,635,507	10,630,370

The accompanying notes are an integral part of these financial statements

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFECIT
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, 2004 AND 2005

	Preferred Stock		Convertible Common Stock		Common Stock		Additional Paid-in Capital	Stock Purchase Rights	Deferred Compensation	Note Receivable from Shareholder	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-December 31, 2001	10,899	$5,450	560,000	$280,000	10,553,418	$5,273,164	$20,015,289	$3,321,747	$(11,220)	$(25,370)	$(28,688,637)	$170,423
Issuance of common stock and warrants in private placement offering at $2.00 per share	—	—	—	—	50,000	25,000	75,000	—	—	—	—	100,000
Issuance of common stock for services at $2.00 per share	—	—	—	—	25,000	12,500	37,500	—	—	—	—	50,000
Issuance of common stock to shareholders	—	—	—	—	7,089	3,545	—	—	—	—	—	3,545
Accretion of redeemable convertible common stock	—	—	—	—	—	—	—	—	—	—	(324,624)	(324,624)
Conversion of redeemable convertible common stock to convertible common stock through voluntary forfeiture of redeemable feature	—	—	3,500,000	1,750,000	—	—	3,626,428	—	—	—	—	5,376,428
Payment received on note receivable from shareholder	—	—	—	—	—	—	—	—	—	3,600	—	3,600
Write-off note receivable from shareholder as bad debt	—	—	—	—	—	—	—	—	—	21,770	—	21,770
Forfeiture of stock options	—	—	—	—	—	—	(11,220)	—	11,220	—	—	—
Issuance of warrants with note payable	—	—	—	—	—	—	30,750	—	—	—	—	30,750
Net loss	—	—	—	—	—	—	—	—	—	—	(48,254,545)	(48,254,545)
Balance – December 31, 2002	10,899	5,450	4,060,000	2,030,000	10,635,507	5,314,209	23,773,747	3,321,747	—	—	(77,267,806)	(42,822,653)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,704,912)	(2,704,912)
Balance – December 31, 2003	10,899	5,450	4,060,000	2,030,000	10,635,507	5,314,209	23,773,747	3,321,747	—	—	(79,972,719)	(45,527,566)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,737,494)	(2,737,494)
Balance – December 31, 2004	10,899	5,450	4,060,000	2,030,000	10,635,507	5,314,209	23,773,747	3,321,747	—	—	(82,710,213)	(48,265,060)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,903,041)	(2,903,041)
Balance – December 31, 2005	10,899	$5,450	4,060,000	$2,030,000	10,635,507	$5,314,209	$23,773,747	$3,321,747	$—	$—	$(85,613,254)	$(51,168,101)

The accompanying notes are an integral part of these financial statements

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2005	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(2,903,041)	$(2,737,494)	$(2,704,912)	$(48,254,545)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss from extraordinary item	—	—	—	41,959,375
Accretion of reclamation and EPA settlement obligations	2,343,707	2,265,921	2,156,865	426,192
Depreciation and depletion	168,787	168,787	168,787	253,039
Cumulative effect of change of accounting principle	—	—	(33,348)	—
Loss on impairment of building, machinery and equipment	—	—	—	2,115,214
Loss on impairment of land and mining claims	—	—	—	1,635,587
Loss on impairment of equity investment	—	—	—	129,294
Stock issued for services rendered	—	—	—	50,000
Amortization of discount on note payable	—	—	—	30,750
Bad debt expense	—	—	—	21,770
Equity in loss of affiliate	—	—	—	4,942
Gain on sale of property and equipment	—	—	—	(29,427)
Exchange of supplies for settlement of accounts payable	—	—	—	(39,452)
Changes in operating assets and liabilities:
Other assets	(38,100)	—	—	(460)
Related party payable	165,192	34,022	13,113	52,154
Accounts payable	91,904	87,412	83,778	324,380
Interest payable	41,614	38,287	658	28,795
Prepaid expenses	15,000	(15,000)	—	153,139
Accrued liabilities	—	45,682	4,234	133,934
Accrued convertible common stock dividends	113,393	112,493	72,912	216,300
Director indemnification	—	—	240,000	—
Accrued reclamation costs	—	—	—	60,400
Net Cash Used in Operating Activities	(1,544)	110	2,087	(728,619)
Cash Flows from Investing Activities:
Proceeds from the sale of equipment	—	—	—	167,853
Proceeds from payment of shareholder note receivable	—	—	—	3,600
Advances to affiliate	—	—	—	(3,708)
Purchases of property and equipment	—	—	—	(17,423)
Net Cash Used in Investing Activities	—	—	—	150,322
Cash Flows from Financing Activities:
Proceeds from notes payable	—	—	—	269,250
Net proceeds from issuance of common stock and warrants	—	—	—	100,000
Net proceeds from issuance of convertible debt option	—	—	—	30,750
Principal payments on notes payable	—	—	(13,165)	(30,448)
Net Cash Provided By Financing Activities	—	—	(13,165)	369,552
Net Change in Cash	(1,544)	110	(11,078)	(208,745)
Cash at Beginning of Year	1,554	1,444	12,522	221,267
Cash at End of Year	$10	$1,554	$1,444	$12,522
Supplemental Schedule of Noncash Investing and Financing Activities
Disposal of fully depreciated assets	$19,743	$45,528	$105,314	$237,840
Conversion of accounts payable and accrued
liabilities to notes payable	—	—	—	167,627
Conversion of redeemable convertible common stock
to convertible common stock	—	—	—	5,376,428
Convertible debentures issued for restricted cash	2,500,000	—	—	—
Write off deferred compensation on forfeited options	—	—	—	11,220
Cash paid for interest	—	—	—	—

The accompanying notes are an integral part of these financial statements

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS AND INVESTMENTS

Chief Consolidated Mining Company (‘‘Chief’’) was incorporated in the state of Arizona in 1909. Chief currently is the owner of or has vested interests in approximately 19,300 acres of patented mining property in the Tintic Mining Districts in Utah County and Juab County, Utah. Chief and its subsidiaries (collectively, the ‘‘Company’’) operate as a mineral resource company seeking to engage in the exploration and development of their mining claims and properties.

Tintic Utah Metals Joint Venture – The Company owns a 75% interest in Tintic Utah Metals LLC (‘‘Tintic’’). The Company’s Burgin Mine and the Tintic Mill are located on property owned by Tintic. The Company had an option to purchase the 25% minority interest for $3 million; however, that option expired unexercised on December 31, 2002. During the portion of the option period from October 1, 1998 to December 31, 2002, the Company advanced $7,544,776 to Tintic. The advances were eliminated on consolidation and the investment in the land and mining claims was included in the impairment loss recognized during 2002.

Central Standard Consolidated Mines – The Company owns approximately 23% percent of the outstanding capital stock of Central Standard Consolidated Mines (‘‘Central Standard’’). Central Standard's mining property consists of 320 acres located in the north-central portion of the East Tintic Mining District and is surrounded by property owned by Tintic. On October 4, 2000, the Boards of Directors of Chief and Central Standard approved an Agreement and Plan of Merger (the ‘‘Merger’’) between Central Standard and Chief Gold Mines, Inc., a wholly-owned subsidiary of Chief. The Merger was subject to the approval of the shareholders of Central Standard by September 30, 2002, but was never submitted to the shareholders for their approval. Since the Merger was not completed by September 30, 2002, the proposed merger transaction was terminated and had no effect on the accompanying consolidated financial statements. Central Standard’s land holdings were sold at Sheriff’s sale in May 2005 for past due real estate taxes.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The estimated amount of the reclamation and EPA settlement obligations are particularly subject to change in the near term.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. The Company's 23% investment in Central Standard was accounted for using the equity method and was impaired to zero during the year ended December 31, 2002. Intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash Held in Escrow – Dimeling Schreiber and Park placed $2.5 million in escrow during December 2005 upon the Company issuing to them $2,500,000 of convertible debentures, as further described in Note 9. The funds will remain in escrow until such time the Company has receipt of creditor acceptances (repayment on a negotiated basis, or compromise offer) representing 50% of the outstanding aggregate unsecured amounts owed. The Company satisfied this requirement in July 2006 and, accordingly, the restricted cash was classified as a current asset at December 31, 2005.

Land and Mining Claims – Land and mining claims are recorded at the lower of cost, less accumulated depletion, or fair value. Costs of developing mining properties (after completion of exploration) are capitalized. Exploration costs are expensed as incurred until the establishment of a commercially minable deposit or reserve which can be economically and legally produced. When a

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

mining property reaches the production stage, the related capitalized costs are amortized using the units of production method on the basis of proven and probable ore reserves. The Company's mining properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

Buildings, Machinery and Equipment – Buildings, machinery and equipment are recorded at the lower of cost or fair value. Major additions and improvements are capitalized while minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of buildings, machinery and equipment has been computed using the straight-line method over estimated useful lives of 3 years.

Impairment of Long-Lived Assets – The Company accounts for long-lived assets pursuant to SFAS No. 144, ‘‘Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.’’ The Company evaluates its land and mineral properties, buildings, machinery and equipment and other long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the carrying value of long-lived assets are reduced by the estimated excess of the carrying value over the fair value of the assets.

Reclamation Costs – The Company provides for reclamation costs and penalties for the retirement obligations associated with tangible long-lived assets. Reclamation liabilities are accrued based on estimates of known environmental exposure in conjunction with feasibility studies and are accreted over the estimated life of the assets.

Income Taxes – The Company follows the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, ‘‘Accounting for Income Taxes,’’ which requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities and operating loss and tax credit carryforwards given the provisions of currently enacted tax laws.

Fair Value of Financial Instruments – The carrying amount of the convertible debentures, the reclamation obligation and the EPA settlement obligation approximates fair value. The estimated fair values have been determined using market information regarding interest and discount rates.

Basic and Diluted Loss Per Common Share – Basic loss per common share excludes dilution and is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted loss per common share reflects the potential dilution that could occur if stock options were exercised or convertible common stock was converted into common stock. The computation of diluted loss per common share does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

At December 31, 2005, 2004, 2003 and 2002, there were outstanding options to purchase 245,000, 695,000, 785,000 and 855,000 shares of common stock, respectively, which were excluded from the computation of diluted loss per common share. In addition, for the years ended December 31, 2005, 2004, 2003 and 2002, there were 4,060,000 shares of convertible common stock outstanding that were excluded from the computation of diluted loss per common share calculation. These potential common shares were excluded because they were antidilutive and would have decreased diluted loss per common share.

Recent Accounting Pronouncements – In July 2001, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 141, ‘‘Business Combinations’’ and SFAS No. 142, ‘‘Goodwill and Other Intangible Assets.’’ SFAS No.141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 eliminates amortization of goodwill and intangible assets with indefinite lives and requires such assets to be tested for impairment and written down to appropriate fair values. SFAS No. 142 was effective for financial

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements issued for fiscal years beginning after December 15, 2001. The adoption of these statements did not have a material impact on the Company’s financial position or the results of operations.

In June 2001, the FASB released SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations.’’ This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As described further in Note 8, the adoption of this statement had a $33,348 effect on the Company’s financial position and on the results of operations during 2003.

During August 2001, the FASB issued SFAS No. 144, ‘‘Accounting for Impairment or Disposal of Long-Lived Assets,’’ which supersedes SFAS No. 121, ‘‘Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,’’ and various provisions of APB Opinion No. 30. This statement establishes new guidelines, in connection with SFAS No. 142, for recognizing losses on certain long-lived assets when the carrying amount of the asset is not recoverable. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company realized a significant impairment of its long-lived assets for the year ended December 31, 2002, as discussed more fully in Note 11.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning July 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 140). SFAS 156 amends SFAS 140 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of July 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for the fiscal years beginning after December 15, 2006. The impact of adoption of this interpretation on the Company’s consolidated financial statements, if any, has not yet been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value, and

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

Business Conditions – The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of December 31, 2005, the Company had $950,000 of land and mining claims and $250,000 of mining related buildings, machinery and equipment, which in aggregate, represent approximately 29% of total assets. The Company's buildings, machinery and equipment consist principally of the Tintic Mill located at the Trixie mine. The realization of the Company's investment in land and mining claims and mining related buildings, machinery and equipment is dependent upon various factors, including the outcome of: (i) the Company's success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) the Company's ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while the Company pursues real estate development alternatives for portions of the Company's land, (iii) the Company's success in finding a joint venture partner to provide capital funding for the Company's continued exploration of its mining properties, (iv) the Company's ability to profitably lease the Tintic Mill or its mining claims to outside entities, and (v) the Company's success in selling or developing certain of its land surface rights to fund its continued mining and exploration activities.

During the year ended December 31, 2001, the Company began mining ore from the Trixie Mine and began processing ore in the Company's Tintic Mill in January 2002. On March 28, 2002, the Company encountered unstable mining conditions and suspended mining and processing operations. As a result of the suspended mining and processing operations, the Company is not generating ongoing revenues and did not have sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration efforts related to the Burgin Mine.

During 2002, the Environmental Protection Agency (EPA) completed a feasibility study and finalized its actions to be taken in response to the release of waste materials at and around the Eureka Mills Superfund Site located in Juab County, Utah. The EPA is seeking reimbursement from the Company in the amount of $60 million for its portion of the liability based on the ownership and the conduct of mining operations on portions of the site. During 2005, the Company reached a settlement agreement with the EPA regarding the judgment, as discussed more fully in Note 8.

These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or liabilities that might be necessary should the Company not be able to continue as a going concern.

The Board of Directors is currently pursuing efforts to obtain additional sources of financing to allow the Company to proceed with its operations. The Company is also investigating selling portions of its land surface rights in order to comply with the EPA Consent Decree.

NOTE 3 — CAPITALIZATION

Redeemable Convertible Common Stock – At December 31, 2001, the Company had outstanding 3,500,000 shares of redeemable convertible common stock that carried a dividend rate of 8 percent, which dividends were payable in non-redeemable convertible common stock of the Company (based on the number of issued redeemable convertible common shares). The dividend shares were issuable on an annual basis. The Company accrued an 8 percent in-kind convertible common stock dividend, or 92,821 shares of convertible common stock through May 1, 2002. The dividend shares are valued based on the average market price of the common stock during the period, and amount to $89,108, or $0.96 per share.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The discount on the 3,500,000 redeemable convertible common shares was being amortized on a straight-line basis utilizing the difference between the carrying value at the date of issuance and the redemption price of $7,000,000 that was due December 1, 2003. The straight-line basis was assumed to reasonably approximate the effective interest method. The Company recognized $324,624 of accretion during 2002.

Dimeling, Schreiber & Park (‘‘DS&P’’), acting as the general partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, was the sole stockholder of the Company’s redeemable convertible common stock. On May 1, 2002, DS&P relinquished its right to require the Company to redeem all or part of its redeemable convertible common stock. After the redemption requirement was relinquished, the shares were reclassified into stockholders’ equity as convertible common stock, convertible into common stock on a 1-for-1 basis; however, they continue to accumulate dividends of 8 percent per annum as disclosed above.

Convertible Common Stock – Through December 31, 2001, the Company had issued 560,000 shares of convertible common stock in payment of dividends on the redeemable convertible common stock. The convertible common stock carries a dividend rate of 8 percent, payable in-kind with shares of convertible common stock. The terms of the convertible common stock require that the Company shall not declare dividends on the common stock as long as the convertible common stock is outstanding. DS&P shall have a preemptive right to purchase new issuances of securities of the Company before any other investors, not to include certain issuances including securities issued in any public offering or a merger.

Dividends accrue on the convertible common stock at the rate of 8% per annum and are payable in-kind with convertible common shares, and amounted to 404,974 shares, 374,976 shares, 347,200 shares and 280,000 shares during the years ended December 31, 2005, 2004, 2003 and 2002, respectively. The in-kind dividends were valued based on the average market price of the common stock during the period and resulted in recognizing $113,393, $112,493, $72,912 and $127,192 of convertible common stock dividends during the years ended December 31, 2005, 2004, 2003 and 2002, respectively. No further dividends will be paid if DS&P's ownership of all classes of common stock increases to 68%. As of December 31, 2005 DS&P’s actual ownership totaled 27.76% and ownership including dividends in arrears totaled 37.18%.

Preferred Stock – The Board of Directors of the Company authorized the issuance of common stock in exchange for preferred stock on a share-for-share basis if elected by the preferred stockholders. Preferred shares obtained by the Company in the exchange are retired. During 2005, 2004, 2003 and 2002 no preferred shares were exchanged for common shares.

The shares of preferred stock and common stock of the Company have equal right to receive dividends, to vote, and in all other respects except that upon liquidation of the Company the preferred shares are entitled to a preferential payment of $0.50 per share.

Common Stock – During the year ended December 31, 2002, the Company issued 75,000 shares of $0.50 par value common stock for cash and services valued at $2.00 per share.

NOTE 4 — STOCK OPTIONS

The Company applies APB Opinion 25 (‘‘APB 25’’) and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. No employee or director options were granted or vested during the years ended December 31, 2005, 2004, 2003 and 2002, and no compensation was recognized either under the intrinsic value method of APB 25 or under the fair value method of SFAS 123.

Incentive Stock Options – During the year ended December 31, 1995, the Company loaned an employee $37,500 to facilitate his exercise of stock options issued under a previously existing incentive stock option plan. The loan to the employee is evidenced by a non-interest bearing note secured by

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain shares of the Company’s common stock with a balance of $21,770. The employee is no longer an employee of the Company and the receivable was recognized as a bad debt expense during the year ended December 31, 2002.

At December 31, 2005 no stock options remain outstanding under the incentive stock option plan.

Nonqualified Stock Options – From time to time, the shareholders have approved the issuance of nonqualified stock options to officers and directors. The Board of Directors also issued nonqualified stock options to key employees, to non-employees for services rendered and to a creditor as part of a settlement of a claim in prior years. The nonqualified stock options have various vesting options and must be exercised within ten years or less from the date of grant unless sooner terminated by their terms.

During 2000, the Board of Directors approved the granting of nonqualified stock options for the purchase of 20,000 shares of common stock to a key employee of Tintic. These options have an exercise price of $2.19 per share. However, the exercise price was lower than the market price of the stock on the day the Company granted options. As a result, the Company recognized $21,250 of deferred compensation for the difference between the option price and the market price. This deferred compensation was being amortized over the three year vesting period. On April 1, 2002 the employee left the Company, thus no additional shares would vest. The unamortized compensation cost of $11,220 was removed through additional paid-in capital. No options were granted for the years ended December 31, 2005, 2004, 2003 and 2002. A summary of the status of the nonqualified stock options at December 31, 2005, 2004, 2003 and 2002 and related changes during the years then ended is as follows:

	Options	Average Exercise Price	Average Remaining Life (Years)	Range of Exercise Prices
Balance, December 31, 2001	1,005,000	$2.57	8.03	$2.00 – $3.50
Expired	49,862	2.83
Cancelled	115,138	2.40
Balance, December 31, 2002	840,000	2.57	7.00	2.19 – 3.50
Expired	70,000	2.62
Balance, December 31, 2003	770,000	2.56	6.16	2.19 – 3.50
Expired	90,000	3.50
Balance, December 31, 2004	680,000	2.43	5.87	2.19 – 3.50
Expired	450,000	2.30
Balance, December 31, 2005	230,000	$2.68	5.43	$2.19 – $3.00

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INCOME TAXES

The Company believes it is unlikely that the deferred tax assets will be realized and that the deferred tax assets have been fully allowed against. The net deferred tax asset consisted of the following at December 31:

	2005	2004	2003	2002
EPA settlement obligation	$18,307,068	$17,433,643	$16,601,888	$15,809,816
Reclamation obligation	182,136	181,359	167,925	167,925
Mine exploration costs	2,457,000	2,866,500	3,276,000	3,685,500
Land and mining claims	610,074	610,074	610,074	610,074
Buildings and equipment	352,275	469,700	587,125	704,550
Impairment loss on equity investment	48,994	48,994	48,994	48,994
Accrued director indemnification	89,520	89,520	89,520	—
Stock-based compensation	78,040	230,726	261,264	285,015
Operating loss carryforwards	7,995,739	7,340,021	6,725,087	6,123,876
Total deferred tax assets	30,120,846	29,270,537	28,367,877	27,435,750
Valuation allowance	(30,120,846)	(29,270,537)	(28,367,877)	(27,435,750)
Net deferred tax asset	$—	$—	$—	$—

A reconciliation of the expected U.S. federal income tax computed at the statutory rate to the provision for income taxes is as follows for the years ended December 31:

	2005	2004	2003	2002
Tax at federal statutory rate – 34%	$(948,480)	$(892,500)	$(894,880)	$(16,222,631)
State benefit, net of federal tax	(92,058)	(86,625)	(86,856)	(1,574,549)
Change in valuation allowance	850,309	902,660	932,127	17,591,750
Expiration of operating loss carryforward	190,229	76,465	49,609	73,854
Effect of change in effective tax rate	—	—	—	131,576
Net tax expense	$—	$—	$—	$—

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since operations ceased in 2002, the Company has failed to file its federal income tax returns. The net operating losses expire as follows:

Year of Expiration	Amount
2006	$256,000
2007	181,000
2008	773,000
2009	930,000
2010	1,284,000
2011	1,038,000
2012	648,000
2018	992,000
2019	1,085,000
2020	2,161,000
2021	3,457,000
2022	2,765,000
2023	1,745,000
2024	1,854,000
2025	2,267,000
$21,436,000

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

NOTE 6 — RELATED PARTY TRANSACTIONS

As discussed in Note 4, the Company loaned $37,500 to an employee who is also a shareholder of the Company. The loan is non-interest bearing. At December 31, 2002, the remaining principal balance was $21,770, which was written off in 2002 as a bad debt.

The Company has amounts payable to Dimeling, Schreiber & Park in the amount of $264,481, $99,298, $65,267, and $52,154 at December 31, 2005, 2004, 2003 and 2002, respectively and owes Dimeling, Schreiber & Park $2,500,000 at December 31, 2005 under the terms of convertible debentures payable. A representative of Dimeling, Schreiber & Park is management of the Company. In addition, the Company has accrued payroll liabilities in the amount of $99,996 to former employees for the years ended December 31, 2005, 2004, 2003 and 2002.

NOTE 7 — NOTES PAYABLE

On February 9, 2002, the Company entered into a $300,000 promissory note, bearing interest at 8% per annum payable quarterly, due one year from the date of the note. In conjunction with the promissory note, the Company issued warrants to purchase 15,000 shares of the Company’s stock at an exercise price of $2.75. The exercise price was equal to the market value of the Company’s common stock on the date of issuance. In accordance with the Emerging Issues Task Force (‘‘EITF’’) Issue No. 98-5, ‘‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustable Conversion Ratios,’’ and EITF Issue No. 00-27, ‘‘Application of Issue No. 98-5 to Certain Convertible Instruments,’’ the $300,000 of proceeds were allocated $269,250 to the note payable and $30,750 to the warrants based on their relative fair values and the resulting discount on the note is being amortized over the one year term of the note. The effective interest rate was 19.5%. As of December 31, 2002, the Company had not made the required interest payments and was in default on the terms of the note. The Company remains in default under the terms of the note through December 31, 2005.

On April 15, 2002, the Company converted an account payable of $63,000 into a note payable at 12% interest rate that compounds monthly, requiring monthly payments of $10,000 beginning on May 15, 2002 until October 15, 2002, when the entire unpaid balance of principal and accrued interest became due and payable. As of December 31, 2002, the Company had not made any of the required payments and was in default on the terms of the note. The Company remains in default under the terms of the note through December 31, 2005.

On June 30, 2002, the Company converted an account payable of $104,627 into a note payable at an interest rate of 8% per annum, with payments of principal and interest required the first day of each month beginning July 1, 2002 through December 1, 2002 when the entire balance of principal and interest was due. The note is secured by various equipment of the Company. As of December 31, 2002, the Company was not current on the required interest and principal payments and was therefore in default on the terms of the note. During 2002, one piece of equipment securing the indebtedness was sold with the net proceeds of $9,500 applied to the balance of the note. The Company remains in default under the terms of the note through December 31, 2005.

Notes payable are summarized as follows at December 31, 2005, 2004, 2003 and 2002:

	2005	2004	2003	2002
$300,000 unsecured note payable to an individual, 8% interest, matured February 9, 2003, in default	$286,835	$286,835	$286,835	$300,000
$63,000 unsecured note payable to a company, 12% interest, matured October 15, 2002, in default	63,000	63,000	63,000	63,000
$104,627 note payable to a company, 8% interest secured by equipment, matured December 1, 2002, in default	74,179	74,179	74,179	74,179
Total notes payable	$424,014	$424,014	$424,014	$437,179

NOTE 8 — ASSET RETIREMENT OBLIGATIONS

Reclamation of Mines   –   On January 1, 2003, the Company adopted SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations’’ which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: the timing of liability recognition, initial measurement of the liability, allocation of asset retirement cost to expense, subsequent measurement of the liability and financial statement disclosures. The implementation of SFAS No. 143 resulted in a cumulative effect on prior years of the change in accounting principle of $33,348. The effect was recorded during the first quarter of 2003 as a decrease in net loss.

Prior to 1993, the Company and or companies that were subsequently acquired by the Company leased certain of its mining properties to other companies for operation, exploration and development. Under the terms of the leases, these other companies were obligated to comply with all federal, state and local environmental laws and regulations affecting the mining industry. Tintic has assumed a reclamation obligation from the previous operator of the Burgin Mine. In addition, the Company also holds a small mining permit and reclamation obligation in connection with its Chief Gold properties.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has cash held in escrow in the form of reclamation bonds with the State of Utah to settle the obligations when all mining efforts have been abandoned. All interest income on the bonds is currently being garnished by the Internal Revenue Service to cover certain taxes, penalties, and interest included in accrued liabilities on the Company’s balance sheet. Prior to adoption of SFAS No. 143, the Company had accrued reclamation costs of $450,200 and had placed funds in bonds held with the State of Utah totaling $450,200 at December 31, 2002.

Environmental Protection Agency Settlement – During 2001, the U.S. Environmental Protection Agency (‘‘EPA’’) proposed to place what the agency has titled the ‘‘Eureka Mills Superfund Site’’ (the ‘‘Site’’) on the National Priorities List, as authorized under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (‘‘CERCLA’’). According to the EPA, samples indicate that the soil in the Town of Eureka, Utah is contaminated with lead and, to a lesser extent, arsenic. The Site consists of approximately 150 acres in the town of Eureka, Utah.

On October 18, 2002 the EPA finalized its actions to be taken in response to the release of waste materials at and around the Site. The EPA is seeking reimbursement from the Company for its portion of the liability based on the ownership and the conduct of mining operations on portions of the Site. On February 9, 2005, the Company confessed to a judgment with the EPA in the amount of $60 million. The judgment will remain in effect until the Company has complied with all the requirements of the related consent decree. The following details the Company’s obligations under the judgment:

1.	The Company agrees to use its best efforts to satisfy the judgment by seeking indemnification or recovery from insurance policies. After deducting recovery costs, 70% of all proceeds from insurance policies shall be paid to the United States. Until all claims are exhausted, the Company must provide a report to the United States each year for five years listing insurance claims, the action the Company is taking to recover the amounts, and any recovery obtained.

2.	The Company agrees to use its best efforts to sell its property, other than the property upon which the repository, open cells, response action structures, water source, and borrow source are located. Upon the transfer of any property, the Company shall pay the EPA 100% of net sales proceeds up to $350,000, and then 50% thereafter. If the transfer is less than the tax assessed value of the property or exceeds a total of more than 1,000 acres, the EPA may require an independent appraisal and may object to the transfer based on the sale price. If any portion of the property is not sold by the fifth anniversary of this decree, the Company agrees to auction the property to the highest bidder, engaging a professional auctioneer. The Company cannot hold a mortgage or other security interest from any purchaser.

3.	The Company agrees, for a five year period from the date of the consent decree, to reimburse the United States 15% of its net income in excess of $2 million during any calendar year. The Company also agrees to pay the US 15% of the net proceeds of the sale of Chief Consolidated Mining Company or the sale of substantially all of its assets in excess of $2 million. The Company will be required to present audited financial statements to the EPA.

4.	The Company agrees to allow the EPA sole use of borrowed material (top soil, fill and base material) that is free from contaminants. The Company agrees to give uninterrupted and continuous access to the borrowed source 24 hours a day, 365 days a year. The Company shall allow the EPA to use and improve the borrowed source as is necessary to fulfill its purposes.

5.	The Company agrees to allow the EPA an irrevocable right to access, construct, operate, and close the repository and the property. The Company further grants the EPA the right to access, construct, and operate the two open cells on the property for the permanent disposal of waste material excavated from the site.

6.	The Company agrees to allow the EPA to enter onto the property to construct and maintain such response action structures as are necessary to implement the response actions. The land will have an easement for the EPA to inspect, maintain, and operate the structure.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	The Company agrees to provide storage space and water as needed.

8.	The Company agrees to allow additional access as needed for various purposes as needed.

In the event the Company completes all of its obligations under the consent decree, the EPA will file a Release of Notice of Federal Lien in the office of the Juab County Recorder and the Company will be completely relieved of the $60 million liability, resulting in a gain in such future period. To date, the Company has fully complied with all terms of the agreement.

The judgment amount of $60 million represents the future value of clean up costs when the terms of the consent decree are satisfied on February 9, 2010. The Company elected to adopt SFAS 143 during the year ended December 31, 2002 with respect to the EPA settlement obligation. The Company recognized the net present value of the liability and is accreting it over the expected life of the obligation.

A reconciliation of the asset retirement obligations is as follows:

	EPA Liability	Other	Total
Balance, December 31, 2001	$—	$389,800	$389,800
Liability incurred	41,959,375	60,400	42,019,775
Accretion expense	426,192	—	426,192
Balance, December 31, 2002	42,385,567	450,200	42,835,767
Adoption of change of accounting principle	—	(33,348)	(33,348)
Accretion expense	2,123,517	33,348	2,156,865
Balance, December 31, 2003	44,509,084	450,200	44,959,284
Accretion expense	2,229,905	36,016	2,265,921
Balance, December 31, 2004	46,738,989	486,216	47,225,205
Accretion expense	2,341,623	2,084	2,343,707
Balance, December 31, 2005	$49,080,612	$488,300	$49,568,912

NOTE 9 — CONVERTIBLE DEBENTURES

On October 21, 2002, the Board of Directors approved a subscription agreement to raise a minimum of $2 million but no more than $3 million from the issuance of convertible debentures. As of April 22, 2003, the Company had failed to reach the $2 million minimum and returned the $950,000 previously received from five separate investors without interest or deduction. Interest income earned on the funds while held by the escrow agent of $11,657 was retained by the escrow agent to cover outstanding fees due.

During December 2005, the Board resolved to issue convertible debentures in the amount of $2.5 million to Dimeling, Schreiber and Park. The debentures accrue interest at an annual rate of 8%, payable at the time of conversion in additional shares of common stock. The conversion price is $0.25 per share. The debentures automatically convert into shares of common stock at the rate of 4,000 shares for each $1,000 principal amount upon the approval of the shareholders of certain amendments to the Articles of Incorporation. Under APB 14, none of the proceeds were attributable to the conversion feature.

Dimeling Schreiber and Park placed $2.5 million in escrow during December 2005. The funds will remain in escrow until such time the Company has receipt of creditor acceptances (repayment on a negotiated basis, or compromise offer) representing 50% of the outstanding aggregate unsecured amounts owed. The Company satisfied this requirement in July 2006.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — LAND, MINING CLAIMS, AND PROPERTY AND EQUIPMENT

Land and mining claims and buildings, machinery and equipment consisted of the following as of December 31, 2005, 2004, 2003 and 2002:

	2005	2004	2003	2002
Land and mining claims	$950,000	$950,000	$950,000	$950,000
Mill	$250,000	$250,000	$250,000	$250,000
Machinery and equipment	335,778	355,521	401,048	506,362
Total buildings, machinery and equipment	585,778	605,521	651,048	756,362
Less: Accumulated depreciation	(335,778)	(186,734)	(63,473)	—
Net buildings, machinery and equipment	$250,000	$418,787	$587,575	$756,362

Depreciation expense was $168,787, $168,787 and $168,787 for the years ended December 31, 2005, 2004 and 2003. Depreciation and depletion expense for of the year ended December 31, 2002 was $253,039. After the impairment analysis, the remaining machinery and equipment was determined to have a remaining useful life of 3 years and was fully depreciated as of December 31, 2005. During 2002, the mill was impaired to its salvage value and has not been in operation since operations discontinued during 2002. The Company disposed of and wrote off fully depreciated assets of $19,743, $45,528, $105,314 and $237,840 during the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

NOTE 11 — IMPAIRMENT OF LONG LIVED ASSETS

As of September 30, 2002, management determined that buildings, machinery and equipment, and land and mineral properties were impaired due to sustained operating losses, the Company’s inability to continue mining operations and a down-turn in the economy. Management determined the fair value of land and mineral properties based on market values of comparable real estate. The fair value of buildings, machinery and equipment were determined based on prices of similar assets. A loss of $2,115,214 was recorded for impairment of buildings, machinery and equipment, including the mill, mill-related assets and costs related to the dewatering of the Burgin mine. A loss of $1,635,587 was recorded for impairment of land and mineral properties.

During 2002, the Company also determined its equity investment in Central Standard Consolidated Mines was impaired due to Central Standard ceasing operations during 2002. The Company recognized an impairment loss on its equity investment in Central Standard of $129,294 during the year ended December 31, 2002.

NOTE 12 — OTHER COMMITMENTS AND CONTINGENCIES

On May 24, 2002, a suit was filed against the Company by a limited liability company (‘‘the LLC’’) for $1,787,400 in damages, as well as punitive damages, that derive from claims by the LLC that the Company had committed to purchase certain water rights that the LLC owned or was in process of obtaining with the intent to sell to the Company. The Company settled the liability for $25,000 during the year ended December 31, 2004. The liability has not been paid and is included in accrued liabilities in the accompanying balance sheet.

During 2002, a former employee filed a suit for $43,425 for severance pay. During 2003, two former directors filed a suit seeking indemnification for approximately $240,000 in legal fees resulting from a lawsuit brought by a former director. Other suits have been filed for an additional $106,488. The Company has accrued these amounts in full as of December 31, 2005, 2004, 2003 and 2002.

The Company has other matters of litigation related to undisputed accounts payable. Outstanding settlement judgments have been reached totaling $194,039 $194,039 $92,984 and $63,425 as of December 31, 2005, 2004, 2003 and 2002, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIEF CONSOLIDATED MINING COMPANY
By:	/s/ Richard R. Schreiber
Richard R. Schreiber, Interim President and Chief Executive Officer

Date:    November 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date
/s/ Richard R. Schreiber	November 30, 2006
Richard R. Schreiber, Chairman, President and Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer and Principal Accounting Officer)
/s/ Stephen G. Park, Director	November 30, 2006
Stephen G. Park, Director