Form 10QSB
period 2006-09-30
CHIEF CONSOLIDATED MINING CO
filed 2007-01-25
CIK 19913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

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
(Issuer’s telephone number)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 24, 2007. Common Stock $0.50 par value: 10,635,507

Transitional Small Business Disclosure Format (check one): Yes     No

PART I

Item 1.	Financial Statements.

See Financial Statements beginning on page F-1.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist you in understanding our financial condition and plan of operations. You should read the following discussion along with our financial statements and related notes included in this Quarterly Report on Form 10-QSB.

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward looking statements. Words such as ‘‘believes,’’ ‘‘intends,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘plan,’’ ‘‘projected,’’ ‘‘contemplates,’’ ‘‘anticipates’’ and variations of these words and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, environmental matters, general economic conditions, legislative/regulatory changes, and changes in accounting principles and interpretations. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-QSB. Except as required by law, we undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of unanticipated events.

Overview

We were organized in 1909 and own several interests in mining properties in Utah, including the Burgin Mine and the Trixie Mine. Our principal subsidiaries are Tintic Utah Metals, LLC, a Colorado limited liability company and Chief Gold Mines, Inc., a Delaware corporation. We also own or control approximately 6,000 acres of land in an area known as the Main Tintic District in Utah. The majority of this land is generally considered to be non-mining land and is subject to being sold pursuant to a Consent Decree discussed below in the section entitled ‘‘Legal Proceedings – EPA Settlement.’’

The Trixie Mine is located on property owned by our wholly owned subsidiary, Chief Gold Mines, and is 1.5 miles from Tintic Utah’s concentrating mill. Our subsidiary, Tintic Utah, last processed gold and silver ores produced from the Trixie Mine at Tintic Utah’s concentrating mill in early 2002. Due to past safety conditions at the Trixie Mine, we are not currently operating the mine and do not presently plan to resume mining operations, although we may be interested in various other options including, joint ventures or leasing or selling the Trixie.

The Burgin Mine, which is located in the East Tintic Mining District of Utah, is also not currently in production. We cannot proceed with production at the mine unless we can dewater the mine and raise capital for use in connection with restarting mining operations. We have applied for permission to appropriate water from the Burgin Mine and the application is currently pending before the Utah State Engineer. If it approves our application, we may then begin negotiations with various potential partners with the intention of finding a method to finance the construction of a water treatment facility. The water treatment facility would be used as the means for disposing of the water pumped from the lower levels of the Burgin Mine, enabling us to proceed with development and production programs. Although there were objections to our application, we have been in negotiations regarding the terms of an agreement with the main objectors. The Utah State Engineer will issue a decision on the application and we would have the right to appeal any adverse decision to a court. We are unable to predict whether an agreement with the objectors will be signed or when the Utah State Engineer will render his decision. Even if the Utah State Engineer approves our application and we reach an agreement with the objectors, we may not have the necessary funds to proceed, and even if we do have such funds, we may not use these funds to proceed at the Burgin Mine. If we are not successful in obtaining water rights, we believe there may be alternative methods to successfully dewater the mine.

As a result of the suspended mining and processing operations, we are not generating any revenues and we do not have sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration efforts related to the Burgin Mine. As a result, we have had no significant operating activity since early 2002.

Plan of Operation

In the mining aspect of our activities, we will concentrate on seeking one or more joint venture partners or other arrangements to fund the startup of mining operations. To the extent we enter into such an arrangement, we could contribute mining properties and/or the Burgin concentrating mill to any joint venture arrangement in return for a percentage interest in the venture, with our partner(s) to provide the main portion of cash funding requirements.

We have an immediate cash need. No assurance can be given that we will be able to raise the necessary funds, or if the funds are raised, that we will be able to restart our mining operations.

Our financial statements have been prepared assuming that we will continue as a going concern. We recognized $404,508 in revenues for the nine months ended September 30, 2006 which consists of $351,111 resulting from vendor settlements and $53,397 in interest. We have suffered net losses of $1,843,673 for the nine months ended September 30, 2006. Additionally, as of September 30, 2006, we had an accumulated deficit of $87,427,057. These matters raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2006, we had $950,000 of land and mining claims and $250,000 of mining related buildings, machinery and equipment. The realization of our investment in land and mining claims and mining related buildings and equipment is dependent upon various factors, including: our success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, and our ability to obtain necessary funding to continue exploration of the mining properties and to finance operations.

In December 2005, Dimeling, Schreiber & Park, our shareholders, agreed to purchase $2.5 million in convertible debentures contingent upon creditors holding more than 50% of our then outstanding indebtedness agreeing to settle such outstanding amounts. The funds are held in escrow by our counsel and are dispersed by the escrow agent to pay creditors as they individually agree with us and to pay legal, accounting and other consulting fees as incurred. The debentures automatically convert into common stock at $0.25 per share immediately upon shareholder approval of certain amendments to our Articles of Incorporation, including a decrease in the par value and an increase in authorized capital. The minimum level of acceptances with creditors has been reached. In the event that the shareholders do not approve such amendments, the debentures will become immediately due and payable.

In addition, in May 2006, some of the holdings of Tintic Utah Metals, LLC, Central Standard Mines Co., and Eagle and Blue Bell Mining Co. were sold at tax sale. We have been reviewing our options to recover these properties.

Item 3.	Controls and Procedures.

We have had neither operations nor employees since early 2002 and, as such, our Board of Directors did not establish a policy regarding disclosure controls and procedures until January 22, 2007. We began to implement this disclosure controls and procedures policy on that date. This policy is designed to ensure that information required to be disclosed by us in our Quarterly Reports on Form 10-QSB, our Annual Reports on Form 10-KSB and in other reports required to be filed under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. Our Disclosure Committee assists our Chief Executive Officer and our Chief Financial Officer in ensuring that the functions required by our disclosure controls and procedures policy are performed.

PART II

Item 1.	Legal Proceedings.

EPA Settlement

During 2001, the Environmental Protection Agency, also known as the EPA, placed Eureka Mills Superfund Site on the National Priorities List, as authorized under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. According to the EPA, samples indicate that, approximately 150 acres of soil in the Town of Eureka, Utah, the location of our principal executive offices and operations, were contaminated with lead and, to a lesser extent, arsenic.

In 2002, the EPA finalized its actions to be taken in response to the release of waste materials at and around the site. The EPA is seeking reimbursement from us for our portion of the liability based on the ownership and the conduct of mining operations on portions of the site.

In February 2005, we agreed to a judgment against us by the EPA in the amount of $60 million. The judgment will remain in effect until we have complied with all the requirements of a Consent Decree issued to us by the EPA. Our material obligations under the Consent Decree include:

•	seeking indemnification or recovery from insurance policies;

•	using our best efforts to sell sites, other than sites upon which the repository, open cells, response action structures, water source, and borrow source are located; and

•	reimbursing the EPA for a five year period 15% of our net income in excess of $2 million during any calendar year and 15% of the net proceeds of the sale of our Company or the sale of substantially all of our assets in excess of $2 million.

In the event that we complete all of our obligations under the Consent Decree, the EPA will file a Release of Notice of Federal Lien in the Office of the Juab County Recorder and we will be relieved of the $60 million liability, resulting in a gain in such future period. As of the current date, we have fully complied with all terms of the agreement. The judgment amount of $60 million represents the future value of clean up costs when the terms of the Consent Decree are satisfied on February 9, 2010.

Other Proceedings

In addition, we were named, along with two other corporate entities, as a respondent in an administrative proceeding before the Utah Labor Commission in August 2006. In the proceeding, the seventy-six year old petitioner alleged that he was one of our employees from 1950 to 1954 and has contracted lung cancer as a result of his employment. The plaintiff sought medical expenses and permanent total disability compensation. The plaintiff is now deceased. His widow claims dependent’s benefits and burial benefits. We have denied all material allegations, are investigating the claim and will vigorously dispute the petitioner’s claims. Currently, this litigation is in the discovery stage. A hearing is scheduled for April 5, 2007.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation [Incorporated by reference to Exhibit A to Chief’s Schedule 14A Proxy Statement filed on December 17, 1999 (SEC File No. 001-01761)].
3.2	By-laws [Incorporated by reference from Form S-4 Registration Statement (File No. 333-00160].
3.3	Amendment to the By-laws dated March 16, 2001 [Incorporated by reference to Exhibit 2, marked as Exhibit A, to Chief’s Form 10-KSB filed on April 4, 2001 (SEC File No. 001-01761)].
10.1	The Operating Agreement of Tintic Utah LLC dated as of July 17, 1996 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997 (SEC File No. 001-01761].
10.2	The First Amendment to Operating Agreement dated as of March 11, 1997 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997, (SEC File No. 001-01761].
10.3	Second Amendment to Operating Agreement dated as of November 10, 1997 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-K report filed on March 30, 1998 (SEC File No. 001-01761)].
10.4	Third Amendment to Operating Agreement dated as of October 1, 1998 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-KSB report filed on April 15, 1999 (SEC File No. 001-01761)].
10.5	Fourth Amendment to Operating Agreement dated as of September 9, 1999 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10E, filed as Exhibit A, to Chief’s Form 10-KSB report filed on March 30, 2000 (SEC File No. 001-01761)].
10.6	Fifth Amendment to the Operating Agreement dated as of January 1, 2001 [Incorporated by reference to Form 10-QSB filed on August 14, 2001].
10.7	The Articles of Organization of Tintic Utah LLC is incorporated by reference to an exhibit to Form 10-KSB filed on April 2, 1997.
10.7	Stock Purchase Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].
10.8	Registration Rights Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].
10.9	Form of Warrant issued to Dimeling, Schreiber & Park by Chief dated as of November 19, 1999 [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].
10.10	EPA Consent Decree [Incorporated by reference to Chief’s Form 10-KSB report filed on December 12, 2006 (SEC File No. 001-01761)].

EXHIBIT NO.	DESCRIPTION
10.11	Debenture Purchase Agreement [Incorporated by reference to Chief’s Form 10-KSB report filed on December 12, 2006 (SEC File No. 001-01761)].
10.12	Escrow Agreement [Incorporated by reference to Chief’s Form 10-KSB report filed on December 12, 2006 (SEC File No. 001-01761)].
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS
Current assets
Cash	$10	$10
Prepaid expenses	101,685	—
Other current assets	16,060	7,320
Restricted cash held in escrow	1,898,913	2,500,000
Total current assets	2,016,669	2,507,330
Land and mining claims	950,000	950,000
Buildings, machinery and equipment, net	250,000	250,000
Reclamation funds on deposit	488,300	486,086
Total assets	$3,704,969	$4,193,416
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,010,076	$1,310,408
Related party payable	319,477	364,477
Interest payable	114,963	109,354
Director indemnification	—	240,000
Accrued liabilities	304,527	304,527
Accrued convertible common stock dividends	650,683	515,098
Notes payable	349,835	424,014
Total current liabilities	2,749,561	3,267,878
Long-term liabilities
Convertible debentures	2,500,000	2,500,000
Reclamation obligation	499,286	488,300
EPA settlement obligation	50,913,299	49,080,612
Total long-term liabilities	53,912,585	52,068,912
Minority interest in consolidated subsidiaries	24,727	24,727
Commitments and contingencies	—	—
Shareholders’ deficit
Preferred stock, $0.50 par value; 1,500,000 shares authorized;
10,899 shares outstanding; liquidation preference of $5,450	5,450	5,450
Convertible common stock, $0.50 par value; 30,000,000 shares
authorized; 4,060,000 shares outstanding	2,030,000	2,030,000
Common stock, $0.50 par value; 50,000,000 shares authorized;
10,635,507 shares outstanding	5,314,209	5,314,209
Additional paid-in capital	23,773,747	23,773,747
Stock purchase rights	3,321,747	3,321,747
Accumulated deficit	(87,427,057)	(85,613,254)
Total stockholders’ deficit	(52,981,904)	(51,168,101)
Total liabilities and stockholders’ deficit	$3,704,969	$4,193,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Land sales and other	$108,962	$—	$404,508	$—
Total revenue	108,962	—	404,508	—
Operating expenses
General and administrative	90,318	89,154	210,776	147,721
Depreciation and depletion	—	42,197	—	126,590
Accretion of reclamation and EPA settlement obligations	622,038	585,927	1,843,673	1,757,780
Total expenses	712,356	717,277	2,054,449	2,032,092
Other income (expense)
Interest expense	(8,636)	(10,133)	(28,277)	(30,066)
Net loss	(612,030)	(727,410)	(1,678,218)	(2,062,158)
Redeemable and convertible common stock dividends:
Eight percent stock dividend	(45,924)	(28,348)	(135,585)	(85,044)
Loss attributable to common stockholders	$(657,954)	$(755,758)	$(1,813,804)	$(2,147,202)
Basic and diluted loss per common share:	$(0.06)	$(0.07)	$(0.16)	$(0.19)
Basic and diluted weighted-average common shares outstanding	10,635,507	10,635,507	10,635,507	10,635,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	For the Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(1,813,804)	$(2,147,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of reclamation and EPA settlement obligations	1,843,673	1,745,251
Depreciation and depletion	—	126,590
Changes in operating assets and liabilities:
Other assets	(8,740)	—
Reclamation funds on deposit	(2,214)	—
Related party payable	(45,000)	159,383
Accounts payable	(300,332)	43,403
Interest payable	5,609	30,066
Prepaid expenses	(101,685)	—
Accrued convertible common stock dividends	135,585	85,044
Director indemnification	(240,000)	—
Net Cash Used in Operating Activities	(526,908)	42,536
Cash Flows from Investing Activities:
Proceeds from the sale of equipment	—	—
Purchases of property and equipment	—	—
Net Cash Used in Investing Activities	—	—
Cash Flows from Financing Activities:
Principal payments on notes payable	(74,179)	—
Net Cash Provided By Financing Activities	(74,179)	—
Net Change in Cash	(601,087)	42,536
Cash at Beginning of Period	2,500,010	1,554
Cash at End of Period	$1,898,923	$44,090
Supplemental Cash Flow Information
Cash paid for interest	$22,669	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONDENSED FINANCIAL STATEMENTS

Chief Consolidated Mining Company (‘‘Chief’’ or the ‘‘Company’’) was incorporated in the state of Arizona in 1909. Chief currently is the owner of or has vested interests in approximately 19,300 acres of patented mining property in the Tintic Mining Districts in Utah County and Juab County, Utah. Chief and its subsidiaries (collectively, the ‘‘Company’’) operate as a mineral resource company seeking to engage in the exploration and development of their mining claims and properties.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2005. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the consolidated financial position of Chief Consolidated Mining Company and subsidiaries as of September 30, 2006, and the results of their operations for the three and nine months ended September 30, 2006 and 2005 and their cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the nine months ended September 30, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006 or for any other period.

Business Condition – The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

During 2002, the Company suspended mining and processing operations. As a result, the Company is not generating any mining revenue and has not had sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration efforts related to the Burgin Mine. As of September 30, 2006, the Company had $950,000 of land and mining claims and $250,000 of mining related buildings, machinery and equipment, which in aggregate, represent approximately 32% of total assets. The Company’s buildings, machinery and equipment consist principally of the Tintic Mill located at the Trixie mine. The realization of the Company’s investment in land and mining claims and mining related buildings, machinery and equipment is dependent upon various factors, including the outcome of: (i) the Company’s success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) the Company’s ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while the Company pursues real estate development alternatives for portions of the Company’s land, (iii) the Company’s success in finding a joint venture partner to provide capital funding for the Company’s continued exploration of its mining properties, (iv) the Company’s ability to profitably lease the Tintic Mill or its mining claims to outside entities, and (v) the Company’s success in selling or developing certain of its land surface rights to fund its continued mining and exploration activities.

During 2002, the Environmental Protection Agency (EPA) completed a feasibility study and finalized its actions to be taken in response to the release of waste materials at and around the Eureka Mills Superfund Site located in Juab County, Utah. The EPA is seeking reimbursement from the Company in the amount of $60 million for its portion of the liability based on the ownership and the conduct of mining operations on portions of the site. During 2005, the Company reached a settlement agreement with the EPA regarding the judgment, as discussed more fully in Note 5.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or liabilities that might be necessary should the Company not be able to continue as a going concern.

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

Impairment of Long-Lived Assets – The Company accounts for long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company evaluates its land and mineral properties, buildings, machinery and equipment and other long-lived assets for impairment at least quarterly and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the carrying value of long-lived assets are reduced by the estimated excess of the carrying value over the fair value of the assets.

Basic and Diluted Loss Per Common Share – Basic loss per common share excludes dilution and is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if stock options were exercised or convertible common stock was converted into common stock. The computation of diluted loss per common share does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

At September 30, 2006 and 2005, there were outstanding options to purchase 245,000 and 245,000 shares of common stock, respectively, which were excluded from the computation of diluted loss per common share. In addition, for the periods ended September 30, 2006 and 2005, there were 4,060,000 shares of convertible common stock outstanding that were excluded from the computations of diluted loss per common share. These potential common shares were excluded because they were antidilutive and would have decreased diluted loss per common share.

Recent Accounting Pronouncements – In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning July 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 140). SFAS 156 amends SFAS 140 requires an entity to

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (SAB 108). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for fiscal years ending after November 15, 2006. Accordingly, the Company will adopt SAB 108 during the fourth quarter of 2006. The Company does not believe the adoption of SAB 108 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined    Benefit Pension and Other Postretirement Benefit Plans, an amendment of FASB Statements No. 87, 88, and 132(R) (SFAS 158). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income. This statement also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006. Accordingly, the Company will adopt SFAS 158 during the fourth quarter of 2006. The change in measurement date provisions is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS 158 on the consolidated financial statements.

NOTE 3 — RELATED PARTY TRANSACTIONS

The Company has amounts payable to Dimeling, Schreiber & Park in the amount of $264,481, at September 30, 2006 and December 31, 2005 and owes Dimeling, Schreiber & Park $2,500,000 at September 30, 2006 and December 31, 2005 under the terms of convertible debentures payable. A representative of Dimeling, Schreiber & Park is management of the Company. In addition, the Company has accrued payroll liabilities in the amount of $54,996 and $99,996 to former employees as of September 30, 2006 and December 31, 2005.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — NOTES PAYABLE

Notes payable are summarized as follows at September 30, 2006 and December 31, 2005:

	2006	2005
$300,000 unsecured note payable to an individual, 8% interest, matured February 9, 2003, in default	$286,835	$286,835
$63,000 unsecured note payable to a company, 12% interest, matured October 15, 2002, in default	63,000	63,000
$104,627 note payable to a company, 8% interest secured by equipment, matured December 1, 2002	0	74,179
Total notes payable	$349,835	$424,014

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

Reclamation of Mines – Prior to 1993, the Company or companies that were subsequently acquired by the Company leased certain of its mining properties to other companies for operation, exploration and development. Under the terms of the leases, these other companies were obligated to comply with all federal, state and local environmental laws and regulations affecting the mining industry. Tintic assumed a reclamation obligation from the previous operator of the Burgin Mine. In addition, the Company also holds a small mining permit and reclamation obligation in connection with its Chief Gold properties.

At September 30, 2006, the Company has $488,300 of cash held in escrow in the form of reclamation bonds with the State of Utah to assure that the Company will settle the reclamation obligations. All interest income on the bonds is currently being garnished by the Internal Revenue Service to cover certain taxes, penalties, and interest included in accrued liabilities on the Company’s balance sheet.

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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of the asset retirement obligations is as follows:

	EPA Liability	Other	Total
Balance, December 31, 2005	$49,080,612	$488,300	$49,568,912
Accretion expense	1,832,687	10,986	1,843,673
Balance, September 30, 2006	$50,913,299	$499,286	$51,412,585

NOTE 6 — OTHER COMMITMENTS AND CONTINGENCIES

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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During 2002, a former employee filed a suit for $43,425 for severance pay, which was settled and paid during the 2nd quarter of 2006.

During 2003, two former directors filed a suit seeking indemnification for approximately $240,000 in legal fees resulting from a lawsuit brought by a former director. This suit was settled and paid in the 2nd quarter of 2006.

Other suits have been filed for an additional $106,488. The Company has accrued these amounts in full as of September 30, 2006 and December 31, 2005.

The Company has other matters of litigation related to undisputed accounts payable. Outstanding settlement judgments have been reached totaling $194,039 and $194,039 as of September 30, 2006 and December 31, 2005 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIEF CONSOLIDATED MINING COMPANY
By: /s/ Richard R.Schreiber
Richard R. Schreiber Interim President (Principal Executive Officer and Principal Financial Officer)

Dated: January 23, 2007