Form 10KSB/A
period 2005-12-31
CHIEF CONSOLIDATED MINING CO
filed 2007-09-05
CIK 19913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the latest practicable date: $3,722,427.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock $0.50 par value: 10,635,507

Convertible Common Stock $0.50 par value: 4,060,000

Transitional Small Business Disclosure Format:

YES                 NO   X

PART I

Item 1.	Description of Business.

Chief Consolidated Mining Company was organized as a corporation under the laws of Arizona in 1909. Our mining and executive office is located in Eureka, Juab County, Utah. Our principal subsidiaries, or corporations which we control, are Tintic Utah Metals, LLC, a Colorado limited liability company and Chief Gold Mines, Inc., a Delaware corporation. In our own name, through these subsidiary companies and other subsidiaries, we own interests in mining properties, including the Burgin Mine and the Trixie Mine. Neither mine is currently in production but are subject to development efforts as further described below. We own a 75% membership interest in Tintic Utah. Chief Gold Mines is our wholly-owned subsidiary.

We own or control approximately 16,000 acres of patented mining land in our own name and through our subsidiaries. Of these 16,000 acres, approximately 6,000 acres are subject to being sold, as discussed below, pursuant to a Consent Decree approved by the United States District Court for the District of Utah in January 2005 on behalf of the Environmental Protection Agency. These 6,000 acres are generally similar to the 6,000 acres that we considered selling to developers in 2000-2002 for residential and commercial purposes. The 6,000 acres, however, are still classified as mining land even though the land has not been mined to date.

In 2005, we commissioned a study on the further development and exploitation of our mining claims in the Tintic and East Tintic Mining Districts. The engineers who completed the study concluded that significant opportunities may exist and recommended a program of development to increase the value and enhance the prospects of viably operating four projects:

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

Background

Tintic Utah.

Tintic Utah was organized in 1996 under the Colorado Limited Liability Company Act as a joint venture for the development of properties that we contributed to Tintic Utah. At that time, we entered into an operating agreement with KZ Utah, Inc., a subsidiary of Korea Zinc Co. Ltd. and Akiko Gold Resources Ltd. to form Tintic Utah. The operating agreement governs the management and operations of the properties owned by Tintic Utah and the rights and obligations of the members of Tintic Utah to each other. Pursuant to the terms of the operating agreement, we transferred the mining rights to approximately 8,500 acres of our patented mining property in the East Tintic Mining District of Utah, including the Burgin Mine, to Tintic Utah in exchange for a 50% membership interest. Korea Zinc contributed $3,000,000 to Tintic Utah for a 25% membership interest. The funds from Korea Zinc were used by Tintic Utah for rehabilitation work, reserve confirmation and to produce information in connection with a potential feasibility study on the Burgin Mine. As a result of its failure to contribute the required capital to Tintic Utah, however, Akiko forfeited any rights of ownership in the joint venture and we succeeded to their 25% membership interest, increasing our ownership percentage of Tintic Utah to 75%.

Burgin Mine.

The Burgin Mine, which is located in the East Tintic Mining District of Utah, is owned by Tintic Utah. It is not currently in production. We cannot proceed with production at the mine unless we can dewater the mine and raise capital for use in connection with restarting mining operations. We have applied for permission, as described further below, to appropriate water from the Burgin Mine and this application is currently pending before the Utah State Engineer. If the Utah State Engineer approves our application, we may then begin negotiations with various potential partners with the intention of finding a method to finance the construction of a water treatment facility. The water treatment facility would be used as the means for disposing of the water pumped from the lower levels of the Burgin Mine, enabling us to proceed with development and production programs. Although there were objections to our application, we have been in negotiations regarding the terms of an agreement with the main objectors. The Utah State Engineer will issue a decision on the application and we would have the right to appeal any adverse decision to a court. We are unable to predict whether an agreement with the objectors will be signed or when the Utah State Engineer will render his decision. Even if the Utah State Engineer approves our application and we reach an agreement with the objectors, we may not have funds to proceed, and even if we do have funds, we may not use such funds to proceed at the Burgin Mine. If we are not successful in obtaining water rights, we believe there may be alternative methods to successfully dewater the mine.

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

If the water appropriation is not approved and we choose to go forward with production at the Burgin Mine, we believe there may be alternative methods to dewater the Burgin Mine. The Utah Division of Water Quality is holding an application previously filed by us for the underground injection of Burgin Mine water in abeyance until the water appropriation application is decided by the Utah State Engineer. Alternately, we may also be able to file for a temporary diversion to dewater the Burgin Mine.

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

Chief Gold Mines.

Chief Gold Mines was formed to enter into a transaction with South Standard Mining Company and to hold certain of our mining property in the East Tintic District of Utah. As a result of the merger in 1996 of South Standard Mining Company into our wholly-owned subsidiary, Chief Gold Mines, Chief Gold Mines owns 2,200 acres of patented mining properties located in the East Tintic District of Utah, including the Trixie Mine.

Trixie Mine.

The Trixie Mine is located on property owned by our wholly-owned subsidiary, Chief Gold Mines, and is 1.5 miles from Tintic Utah’s concentrating mill. Our subsidiary, Tintic Utah last processed gold and silver ores produced from the Trixie Mine at Tintic Utah’s concentrating mill during early 2002. Due to safety conditions at the Trixie Mine, we are not operating the mine and do not presently plan to resume mining operations at the Trixie Mine, although we may be interested in various other options including, joint ventures or leasing or selling the Trixie.

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

In February 2005, Chief agreed to a judgment with the EPA in the amount of $60 million. The judgment will remain in effect until we have complied with all the requirements of the Consent Decree. The following outlines our obligations under the Consent Decree:

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

In the event that we complete all of our obligations under the Consent Decree, the EPA will file a Release of Notice of Federal Lien in the Office of the Juab County Recorder and we will be completely relieved of the $60 million liability, resulting in a gain in such future period. As of the current date, we continue to have obligations under the consent decree and are in compliance with those terms. The judgment amount of $60 million represents the future value of clean up costs when the terms of the Consent Decree are satisfied on February 9, 2010.

Employees

As a result of the suspension of our mining operations, we were forced to lay-off all of our employees in 2002. We currently have no employees.

Item 2.	Description of Property.

We are the direct owner of, or have a membership or stock ownership interest in, approximately 16,000 acres of patented mining property in the Tintic and East Tintic Mining Districts, located in Juab and Utah Counties of Utah. Title to the 16,000 acres of patented mining ground is vested in us, as the owner of the land.

Description of Land Holdings of our Subsidiaries

Rights Held By Tintic Utah.

The rights to approximately 8,500 acres of patented ground located in the East Tintic Mining District of Utah are held by Tintic Utah. Pursuant to the terms of Tintic Utah’s operating agreement, we transferred the mining rights of approximately 11,000 acres of our patented ground and 200 acres of our unpatented mining claims to Tintic Utah.

Under the terms of Tintic Utah’s operating agreement, ownership of approximately 2,500 acres that were not involved in Tintic Utah’s exploration and development programs reverted back to us, leaving Tintic Utah with 8,500 acres of patented mining property.

The Burgin Mine is included in the property that is held by Tintic Utah. The Burgin Mine had previously been leased by us as part of a Unit Lease, together with properties of other landowners, to Kennecott Corporation. After the Burgin Mine was removed from the Unit Lease in 1978, we leased the Burgin Mine to the Sunshine Mining Company in 1980. When Sunshine became the lessee, it gained the use of the mining shafts and other capital improvements previously made by Kennecott on the properties, including underground access by means of the Apex Number 2 Shaft.

The Apex Shaft, together with the connecting drifts and drill stations, had been rehabilitated by Sunshine at a cost of approximately $6 million. As a result of a successful lawsuit brought by us and South Standard against Sunshine relating to Sunshine’s leases with us and South Standard, the Burgin Mine was returned to us in 1992.

Tintic Utah also holds the rights to the concentrating mill (sometimes referred to as the concentrator). The concentrating mill was built by Kennecott when it was mining from the Burgin Mine under its lease. The concentrator, approximately 24,000 square feet in size, was built to process up to 1,200 tons of lead and zinc ore per day. Tintic Utah rehabilitated the concentrator over a several year period to include a precious metals (gold/silver) flow sheet. The total cost of the renovation was approximately $1,900,000. The concentrating mill processed gold and silver ores from the Trixie Mine during January, February and March 2002. The concentrates produced by the concentrating mill were brokered through H&H Metals, New York, New York, to Penoles Torreon Smelter, Penoles, Mexico.

Property Owned By Chief Gold Mines.

Approximately 2,200 acres of patented mining properties located in the East Tintic Mining District of Utah are owned by Chief Gold Mines. Chief Gold Mines acquired the property as the result of a merger of South Standard Mining Company into Chief Gold Mines in 1996.

The Trixie Mine is located on this property that was acquired by Chief Gold Mines in 1996 upon its merger with South Standard. South Standard was one of the landowners who joined in a Unit Lease to lease various properties to Kennecott. The Trixie Mine property was included in the land contributed by South Standard to the Unit Lease. Kennecott mined from the Trixie Mine, producing gold and silver that were by-products from a flux material that Kennecott used in connection with refining its copper ore from Kennecott’s Bingham Canyon mining operation in Utah. In 1983, Kennecott sold its interest in the Unit Lease to Sunshine, who operated the Trixie Mine for approximately nine years, producing similar ores for use as flux material. The Trixie Mine was received back by South Standard in 1992. South Standard continued shipping dump materials as flux from the Trixie dump for several years after 1992, but it did not mine the Trixie Mine.

We began mining ore from the Trixie Mine in 2001, and began processing ore at the concentrating mill in January 2002. In March 2002, we encountered unstable mining conditions in the Trixie Mine and suspended mining and processing operations. As a result of the suspended mining and processing operations, we are not generating any revenues and we do not have sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration efforts related to the Trixie Mine.

Central Standard Consolidated Mines.

We currently own approximately 23% of the outstanding capital stock of Central Standard Consolidated Mines. Central Standard’s mining property consists of approximately 320 acres located in the north-central portion of the East Tintic Mining District. This property is surrounded by property owned by Tintic Utah. The approximately 320 acres owned by Central Standard is located about 2 miles from the Burgin Mine and the geologic characteristics of the Central Standard property are similar to those of the Trixie Mine.

Other Land Rights in Utah and Juab Counties

In addition to the land owned by our subsidiaries, and companies in which we have an interest, enumerated above, we own approximately 6,000 additional acres of mining land in the Tintic Mining District in Utah.

Exploration of Our Mining Properties

In 2005, we commissioned a group of consultants consisting of mining and geological engineers, as well as metallurgical and hydro-chemical engineers, to conduct a technical survey on our mining properties. This report is posted on our website at www.chiefmines.com and a summary of its contents is described below. The summary below does not contain all information contained in the 2005 report. The section below also describes the current status of development regarding our mining property.

Brief History of the Mining District

Ore was initially discovered in the Tintic District, where we own our property, at the end of the 19th century. Within a few years most of the major outcropping ore-bodies were being mined and there were 15 -20 exploitation and exploration shafts. By the end of the 1871, three mining camps had been established – Eureka, Silver City and Diamond City. All future discoveries of major deposits in the East Tintic would be blind ore-bodies, based on surface alteration and found by underground geologic interpretation. In the early 1900s, miners became interested in the Tintic Standard area. The Tintic Standard Mine went on to become one of the major lead-silver mines in the world.

District production slowly increased through discovery of new mines and peaked between 1921 and 1930, when according to data from the U.S. Bureau of Mines (Morris and Mogensen (1978)) production for the decade from the combination of the Tintic and East Tintic Mining Districts reached 4,250,000 tons. From that peak, production decreased to a low of 662,000 tons between 1961 and 1970. Production from the Burgin Mine led to a second peak of 1,200,000 tons between 1971 and 1976. Total recovered metal from the district between 1869 and 1976 is as follows:

Tons	18MM
Gold	2.7MM ounces
Silver	270MM ounces
Copper	250MM lbs.
Lead	2.2 billion lbs.
Zinc	250MM lbs.

Property Description and Location

Our property in the Tintic Mining District comprises approximately 16,000 acres of patented mining claims. This property is located in Juab and Utah Counties in the State of Utah (see figure no.2 below). In order to retain title to the patented mining property, we must pay all applicable land taxes each year. Of these mining claims, approximately 8,500 acres of patented mining rights are held by Tintic Utah Metals LLC. The center of the property is approximately 39º - 57´ N latitude and 112º - 20´ W longitude. The area is dominated by the East Tintic Mountains, a north trending fault block range near the eastern margin of the Great Basin.

41°00'
Carrington Island
Antelope Island
GREAT SALT LAKE
SALT LAKE CITY
Western Pacific
40°30'
Tooele
Bingham
American Fork
Provo
UTAH LAKE
Springville
Spanish Fork
Payson
113°00'
TINTIC DISTRICT
40°00'
Eureka
Goshen
EAST TINTIC MOUNTAINS
Nephi
Union Pacific
39°30'
112°30'
112°00'
0
20
km
UTAH
AREA OF THIS MAP
Rocky Mts.
Basin and Range
Colorado Plateau

CHIEF CONSOLIDATED MINING COMPANY		
PROPERTY LOCATION MAP		
DATE:	October, 2005	FIGURE: 2
ENGINEER:	B. Mountford, P.Eng.	SCALE:

The consultants have not yet determined the full extent and location of our mining claims. In the technical study, the consultants concentrated their efforts on the East Tintic District, the location of the Burgin Mine. The approximate claim boundary in that area is shown on Figure No.3 below:

BOUNDARY
CLAIM
N
Water Lily Shaft
Homansville Target
BALL PARK AREA
North Lily Shaft
Eureka
6
50-02 Area
Apex Standard #2 Shaft
ZONE A
Burgin #1 Shaft
Burgin #2 Shaft
BURGIN
Inez Target
Tintic Standard Offset
Eureka Lily Shaft
Iron King Shaft
Eureka Standard Shaft
Eureka Standard Target
Iron Blossom
ZUMA
Trixie North
South Apex Hill Target
Roundy Shaft
Trixie Mine
Trixie South
CLAIM
BOUNDARY
0
4000
feet
MAIN TARGETS

CHIEF CONSOLIDATED MINING COMPANY			
PROPERTY OUTLINE WITH OLD WORKING AREAS AND DEFINED TARGETS ZUMA, BURGIN, ZONE A AND BALL PARK			
DATE:	October 2005	FIGURE	3
ENGINEER:	B. Mountford, P.Eng.	SCALE:

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The property that was examined during the 2005 technical study is approximately 60 miles southwest of Salt Lake City, Utah and is accessible by paved county roads. The property may be reached by traveling south on Interstate 15 from Provo to Santaquin, a distance of 15 miles, then west on Highway 6 (which bisects the area) for a distance of approximately 20 miles. A spur from the Denver Rio Grande Western Railway line also services the Burgin Mine, which is the location of the primary asset development target (see Figure No. 2 above).

The topography is dominated by north trending ridges with associated valleys with elevations ranging from 5,000 feet to 10,000 feet. Precipitation amounts to approximately 15 inches per year, equally proportioned between snow and rain. The average mid-winter temperature in January is 38ºF with a recorded low of negative 18ºF. During the mid-summer (August), the average temperature is 74ºF and the maximum recorded high is 112ºF. Vegetation in the claim area is typical of semi-arid mountainous terrain. Sage juniper, hedgehog cactus and prickly pear dominate on the hotter and drier south facing slopes. Aspen, Douglas fir and spruce trees cover the higher and north facing slopes.

The town of Eureka, altitude 6460 ft., population 760, lies adjacent to the claim boundaries. This town has serviced previous mining activities. There are also a few small towns located eastward on Highway 6 towards Santaquin, a town that is located at the junction of Highway 6 and Interstate 15 and has a population of approximately 5000.

Rock Formations on the Property

The East Tintic Range is a north trending fault block range near the eastern border of the Great Basin-range province. Its shape and orientation is controlled by northerly trending Basin-range normal faults, formed late in the geological history of the range.

The mountains are underlain by Precambrian and Paleozoic strata that underwent complex folding and faulting during the Sevier orogeny of the Cretaceous age. In Oligocene and Miocene times the deformed strata were intruded by stocks and buried by volcanic rocks.

Precambrian Formations.    The Precambrian rocks exposed in the region are predominantly quartzite, argillite and brown dolomite. These rock formations total approximately 1650 ft in thickness.

Paleozoic Formations. The Paleozoic rocks unconformably overlie the Precambrian and are estimated to be approximately 12,000 feet in thickness. Morris and Mogensen, geologists who have surveyed the East Tintic area and published numerous studies, have commented that, in general, the Paleozoic rocks in the area consist of approximately 60% carbonate rocks, 30% quartzite and 10% shale. The base of the Paleozoic rock formations consists of 3,000 feet of Tintic Quartzite. Above the Tintic Quartzite, in what is known as the Ophir Formation, lies limey shales and limestones. Above the Ophir Formation, sandstones and shale are distinctly subordinate to carbonate rocks.

Most of the mineral production from the Paleozoic strata has come from five units as follows:

•	The 370 ft thick Ophir Formation ($200 million).

•	450 ft thick Bluebell Dolomite ($135 million).

•	510 ft thick Ajax Dolomite ($60 million).

•	900 ft thick Deseret Formation ($47 million).

•	Approximately 2,700 ft thick Tintic Quartzite ($35 million).

Developments during Oligocene and Miocene Times.    Following the Paleozoic era, the strong mature relief was buried by ash, which has become known as the Packard Quartz Latite. The Packard Quartz Latite is overlain by a sequence of latite flows, tuffs and agglomerates which make up the Tintic Mountain Volcanic Group. These rocks formed a large composite volcanic cone that was intruded by many stocks, plugs and sills of latite and monzonite porphyry of the Sunrise Peak Stock. The youngest Oligocene eruptive rocks in the district belong to the Laguna Springs Volcanic Group. The volume of Laguna Springs tuffs and flows is small compared to earlier volcanic events. The termination of their eruption was marked by the intrusion of the Silver City stock, a monzonite porphyry. Associated with the Silver City stock are numerous monzonite porphyry plugs and dikes. During and after intrusion of the Silver City stock large volumes of hydrothermal fluids coursed through the faults and breccia zones of the region and produced extensive regions of hydrothermal alteration. These solutions changed in chemical character over time and ultimately caused dolomitization, propylitization, argillization, silicification, calcitization and sericitization of country rocks. During later stages of fluid evolution they deposited the ores for which the district is famous.

Developments During the Sevier Orogeny.    During the Sevier orogeny, three or more superimposed thrust faults and many associated high angle faults were produced in the sedimentary pile. Paleozoic rocks were displaced as much as 100 miles eastward over younger Paleozoic and Mesozoic strata. During later stages of movement the strata and thrusts were crumpled into asymmetric anticlines and synclines with amplitudes of 3 – 4.5 miles. During the folding, small thrust faults developed on the limbs and crests of the structures. A series of late faults cut the intrusives, volcanics and sediments and can be traced northeasterly across the district. Locally, the fault planes are occupied by pebble dikes. These late faults show little displacement, typically on the order of a few tens of feet and in most instances dip steeply to the west. These faults, according to Morris and Mogensen, were the primary conduits for ore-depositing solutions and where they localize ore shoots the wall rocks exhibit concentric zones of hydrothermal alteration.

Mineralization and Deposits in the Tintic District

Description of Mined Ore-Bodies.    The mined ore-bodies on our property occur as replacement deposits, replacement veins and fissure veins, as well as stockworks and disseminated deposits. Replacement deposits have been the source of more than 90% of the ore produced in the Main Tintic and East Tintic Districts. The replacement deposits range from small masses of less than a ton to masses containing more than 2,000,000 tons. They are irregular in form and commonly connected one to another by narrow stringers or veins of ore. Some deposits show a clear localization by structure, whilst others are seemingly unrelated to structure.

Replacement Deposits.    Replacement deposits in the Tintic District occur in five linear zones known as ore-runs. Each ore-run is generally rod-shaped and less than 100 feet wide. Much, if not most of the volume of the ore-run, consists of un-replaced wall rock. These geometries are very difficult to quantify with exploration. Most of the mines in the Main Tintic District carried very small tonnages of proven reserves and relied on continuous underground exploration. Much of this work was completed by lessors. The ore-bodies in the East Tintic District, including the Burgin Mine, show a greater amount of structural control. The major replacement deposits are irregular masses localized by the intersections of northeast trending fissure zones and small thrust faults with porous, permeable and reactive units.

Replacement Veins.    Replacement veins were mined most commonly in the pyrometasomatic rocks near the margin of the Silver City Stock, where ore replaced the fault gouge and breccia and locally replaced reactive beds.

Fissure Veins.    Fissure veins occur in a myriad of short faults typically cutting massive siliceous rock units including quartzite, quartz monzonite, monzonite porphyry, latite, silicified tuff and agglomerate.

Types of Ores in the Tintic District.     The ores in the district consist largely of galena and sphalerite with variable amounts of acanthite, argentite, tetrahedrite-tennantite, enargite-famatinite, proustite, hessite, calaverite, native gold and silver and a wide variety of uncommon copper, lead, silver and bismuth sulfosalt minerals. The above mentioned minerals occur in a gangue that is commonly siliceous, ranging in texture from coarsely crystalline quartz near the Silver City stock to fine grained jasperoid even flinty jasperoid in the far north and distal parts of the district. The gangue also includes abundant barite, calcite, dolomite and rhodochrosite. Deep oxidation above the water table reaches depths of 900-2,200 feet in the sediments and has produced a variety of sulfate, carbonate, silicates, arsenates, antimonates, manganates and other mineral varieties.

Mineral Zoning.    Mineral zoning in the district is pronounced. Deposits in the south were most valuable for copper and gold. Lead and silver were more prevalent in the north and zinc was the most prevalent mineral in the northern-most deposits. At the Ball Park deposit to the north of the Burgin Mine, silver grades are most commonly less than an ounce and zinc is typically more abundant than lead. In the East Tintic District, metal zonation similar to that seen from south to north across the district can be seen from the deeper parts of some deposits to the shallower regions. The North Lily Mine produced gold and copper ores at depth and moderate grade lead and silver ores from the central and northern parts of the mine. Morris and Mogensen (1978) report the Tintic Standard Mine produced gold-copper ore at depth, silver-lead ore from the central part of the mine and zincian manganese ore from the upper northeastern levels of the mine. The Burgin Mine ores contain lead, zinc, only moderate quantities of silver and insignificant amounts of copper and gold. Rhodochrosite is abundant in Burgin ores in contrast to its relative rarity in other East Tintic ore-bodies.

Mineral Processing

The Burgin Mine and Concentrator were operated by Bear Creek Mining Co., a subsidiary of Kennecott Copper Corporation, from 1963 to July 1978. They produced separate lead and zinc concentrates using differential flotation from both sulphide and oxide ores. Ore was processed at rates which varied from 400 t.p.d. to 900 t.p.d. depending upon grindability of the mineralization and availability of the mine and plant. A conventional crushing circuit preceded two ball mills in parallel which fed a lead flotation circuit followed by a zinc flotation circuit, concentrate thickening, filtering, concentrate load-out, and tailing disposal. The second ball mill was added in June 1975 in order to raise milling capacity from 400/500 t.p.d. to 700/900 t.p.d. In the final years of operation, predominantly sulphide ores were processed.

Power, Electrical and Water Supply

Power is available at our mining properties through the Utah State Grid. Various sub-stations and transformers on the property are live and fed by the local utility. There is sufficient power to operate the facilities installed by Kennecott Mining Company in the 1970s, i.e. a 800 t.p.d. concentrator, three mining locations with associated shafts and workings and an office complex and labor ‘‘dry’’. In addition, we own perennial water rights that are sufficient for all the installed facilities.

Modernization and Plan of Improvement

The consultants who conducted the technical study for us in 2005, after spending time on the property and an extensive evaluation of the volumes of historic data, have concluded that significant opportunities exist for further development and exploitation of the claims.

Consultant Recommendations for Phase One

The consultants have recommended, at an estimated cost range of $3,000,000 to $3,500,000, phase one of a plan to increase the value and enhance the prospects of viably operating the following four projects. This most recent estimate is based on the understanding gained during the 2006 program. The Phase One recommendations include:

•	Advancing the Burgin extension deposit through to a bankable Feasibility Study.

•	Further development of the concept to sell potable water from a desalination plant fed by pumped water from the Burgin Mine.

•	Investigation of the economic possibilities of producing and selling halloysite (and other) clays from the Zuma and other areas.

•	Continued investigation and development of other exploration targets in the claim block and adjacent areas.

Drilling Program. As part of this Burgin Mine Program, the consultants recommended that an underground drill program be conducted from the Burgin 1050 level, accessed via the Apex No. 2 shaft. Surface drilling has been discounted due to the inability to ensure that the drill penetrates the desired ore zone and exactly twins existing holes. The shaft and 1050 level will need inspection and rehabilitation as necessary. Ventilation, communications and safety facilities will also require attention (see figure no. 5 below). The objectives of this work, at an estimated cost of $2,500,000, will be to provide a N1 43-101 compliant resource and subsequent reserve, to obtain samples for metallurgical testing and to ascertain initial hydrological characteristics relative to ore deposit dewatering.

This drill program will provide technical data to complete essential prerequisites to a Feasibility Study. The necessary technical data includes:

1.	Twin old holes to provide drill campaign comparisons and statistical analysis and to facilitate a N1 43-101 Resource estimate.

2.	Metallurgical samples to define concentrate characteristics and the different metallurgy between the indicated Lead and Zinc dominant zones.

3.	Geotechnical and hydrological data for mine planning and dewatering.

4.	Logging of ore-body structure

5.	Packer testing of rock permeability

6.	Installation of maintaining wells

The collection of this data will also enable us to develop a program which will lead to the plan needed to ensure that the ore-body is effectively dewatered.

N
LEGEND
Resource Area
Drillholes
Proposed Drillholes
Underground workings
Pb
Boundary
Zn
LEAD RICH
ZINC RICH
9,11
7,1
4,5,8
6
2
3,10
1050 LEVEL
31400N
31200N
31000N
30800N
30600N
FEET
0 40 80 120
CHIEF CONSOLIDATED MINING COMPANY
BURGIN EXTENSION DEPOSIT
SHOWING DRILL HOLES AND
1050 LEVEL WORKING
DATE:
October, 2005
FIGURE:
5
ENGINEER:
B. Mountford, P.Eng.
SCALE:

Scoping Study.    Following the drilling, the consultants anticipate potential further project financing will be available through public methods. This will require the completion of a N1 43-101 Resource and Subsequent Scoping Study.

As part of a Scoping Study, capital costs should be developed for rehabilitation, repair and re-commissioning of the Concentrator and ancillary facilities. The Concentrator itself is dry and relatively clean and the remaining installed equipment appears to be in good condition, though incomplete in some areas. In contrast, any equipment which is located outside will require major work. The property has suffered from theft, particularly in electrical cabling, piping, tools, and small equipment, such as compressors and welding machines. During the recent Trixie gold ore milling it was not possible to process more than 240 tons per day, due to limitations in the classification circuit. The gravity circuit consisting of a Knelson concentrator that recovered free gold, has been sold; its replacement cost would be approximately $120,000 and the failure to provide a gravity circuit for similar ores would reduce gold recovery by approximately one-third. Additional equipment has been sold to pay creditors. A detailed inventory and assessment of deficiencies, however, has not yet been undertaken. Every part of the plant will have to be cleaned and made safe (i.e., necessary platforms, stairs, cranes, lighting, and heating, etc.) prior to any new work. It is assumed that existing process equipment will not have to be replaced, except as noted.

In summary:

•	All conveyors, crushers, ball mills, pumps, concentrators, screens, feeders, storage silo, and dust collector, etc. should be inspected for structural integrity, where applicable, and mechanical operability, followed by repair and replacement of missing components; all motors should be inspected and tested;

•	The building which housed the metallurgical/assay laboratories will have to be inspected, repaired, and re-equipped for on-site test-work and assaying, including environmental protection and monitoring;

•	The inventory of tools, small equipment, and vehicles for mechanics and electricians will have to be replaced;

•	The offices will have to be cleaned out and made habitable with plumbing, toilets, heat, and light.

An order-of-magnitude estimate of cost for rehabilitation, repair, and re-commissioning of the Concentrator and ancillary facilities to produce a bulk flotation concentrate at the rate of 800 tons per day is, in Year 2005 constant dollars, $3,500,000 to $5,000,000.

Current Status of Phase One.    During 2006, the program suggested in the 2005 technical study has been partially completed; the time–schedule, however, has been delayed because of factors and exigencies encountered as the work progressed. In particular, the following information updates the status of the four objectives listed above and notes the reasons for delays:

•	Efforts to gain access to the 1050 Burgin level via the Apex #2 shaft, to facilitate underground drilling of the extension deposit’ were thwarted by the discovery of a cave-in that had blocked the Apex shaft at the 500 ft. level. A program to rehabilitate the area is being planned. Its successful execution will allow the drilling program to be completed.

•	Positive discussions continue to be held with potential partners and stakeholders in the desalination concept. Independent hydro/geological studies have been completed which endorse the concept of isolation and separation of the water source. New, potable water is becoming increasingly in demand in the area surrounding the Burgin Mine.

•	The clay deposits of the Zuma area have been investigated to try to correlate existing contours and surface with previous drilling. A new drill program still needs to be designed and undertaken.

•	A detailed geological reconnaissance and data review has been made of the entire district. Several areas of interest have been defined as meaningful targets. These areas will be subjected to more detailed evaluation in the coming field season.

Reclamation Plan

Tailing, waste and rock dumps and all related mine reclamation requirements are covered by approved and bonded permits issued by the State of Utah. By far the largest ore deposits in the district are replacements in carbonate rocks and hence there is virtually no acid generation potential. The Reclamation Plan calls for the removal of mine infrastructure and the grading and re-vegetation of the surface to its original status. An update to the existing mine reclamation plan has been submitted to the State of Utah, which has not yet responded as to its adequacy.

Current and Future Costs of Mining Projects

The total costs incurred to date for exploration on our mining properties is not reasonably quantifiable because exploration has occurred since at least 1909. Many millions of dollars have been spent over nearly one hundred years. The closest estimate is that approximately $150 million to $300 million in capital costs have been expended and a larger amount in operating costs. Since 2005, the objectives under phase one of the plan described above have been funded to date from the proceeds of the sale of a convertible debenture to Dimeling, Schreiber & Park Reorganization Fund II, LP. The amount to be incurred in the future is also not currently ascertainable, but the consultants who have conducted the technical study for us anticipate that immediate future costs could be between $5 million and $10 million.

Further development and exploration is necessary, in conjunction with a feasibility study, before a final evaluation may be made as to economic and legal feasibility of a development program.

Item 3.	Legal Proceedings.

See ‘‘Item 1. Description of Business — EPA Settlement.’’

Utah Labor Commission Administrative Proceeding

We were named, along with two other corporate entities, as a respondent in an administrative proceeding before the Utah Labor Commission in August 2006. In the proceeding, the seventy-six year old petitioner alleges that he was our employee from 1950 to 1954 and has contracted lung cancer as a result of his employment. The plaintiff sought medical expenses and permanent total disability compensation. The plaintiff is now deceased. His widow has now claimed dependent’s benefits and burial benefits. We have filed an answer in the proceeding denying all material allegations and are investigating the claim, and will vigorously dispute his claims. The litigation is currently in the discover stage. A hearing has been scheduled for September 2007.

Mountain View Ranches, LLC

On May 24, 2002, Mountain View Ranches, LLC filed a complaint against us in the Fourth Judicial District Court in and for Utah County, Utah (Civil No. 020402189). The complaint requested relief in the amount of $1,787,400 for breach of contract, promissory estoppel, negligent misrepresentation and fraud. This claim was originally resolved in the Fourth Judicial District Court by a stipulation to a judgment in the amount of $25,000. Subsequently, the claim was renegotiated and completely settled for $15,000. We have fully paid the settlement and a satisfaction of judgment was filed in the Fourth Judicial District Court on December 7, 2006.

Paul Spor

On March 12, 2003, Paul Spor filed a complaint against us, Tintic Utah Metals, LLC and others in the Fourth Judicial District Court in and for Utah County, Utah (Civil No. 030401194). Mr. Spor, a former employee of the Company brought the action for slander, breach of employment agreement, breach of employment termination agreement, indemnification on personal guaranty and failure to timely remove a lien. He did not seek any specific dollar amount in the complaint. The claims were completely settled in 2006 and $34,615.39 was paid by us to Mr. Spor in complete settlement of the claims. An order dismissing the case was entered by the Fourth Judicial District Court on June 29, 2006.

Forest Products Sales, Inc.

On July 25, 2002, Forest Products Sales, Inc. filed a claim against Tintic Utah Metals LLC and Chief Gold Mines, Inc., our subsidiaries, and Lana Laird in the Fourth Judicial District Court in and for Utah

County, Utah (Civil No. 020402686). The complaint requested money damages in the amount of $101,355.88 for breach of contract, personal guarantee, unjust enrichment, mechanic’s lien foreclosure and failure to obtain contractor’s bond. The matter was settled in 2006 for $35,000 and we have paid the settlement amount in full.

Robert Herman Note

Robert Herman filed an action against us in the Fourth Judicial District Court in and for Juab County, Utah (Civil No. 020600121). He obtained a judgment against us as a result of our default on a loan owed to Mr. Herman. Mr. Herman then conducted a sheriff’s sale to obtain the amount of the judgment. As the sheriff’s sale did not realize enough to pay the full loan balance, we settled the remaining balance with Mr. Herman for $379,610. This amount was paid in full in December 2006. Mr. Herman’s counsel executed a satisfaction of judgment on March 21, 2007 and the satisfaction of judgment was filed with the court on March 23, 2007.

Pacific Corp. Claim

Pacific Corp. brought a claim against us and Tintic Utah Metals, LLC, our subsidiary for failure to pay electrical bills. The claim was based on a promissory note in the amount of $55,477.10, which was secured by a Gehl Model 1083 telescoping fork lift and a Fiat Allis 745-C loader. No foreclosure action was commenced against the fork lift or the loader and we settled the claim in full for $39,595.42 and paid the amount in 2006.

Royce Hackworth and Hackworth Drilling, Inc.

On August 30, 2002, Royce Hackworth and Hackworth Drilling, Inc. filed a complaint against us and Adren Underwood in the Fourth Judicial District Court in and for Juab County, Utah (Civil No. 02060124). The complaint sought monetary relief of $37,697.14 for drilling services that were rendered to us by Hackworth Drilling. Judgment in the amount of $37,697.14 has been entered against us. We have had numerous communications with the plaintiff’s counsel regarding settlement, but the plaintiff has not responded to any of our offers. The claim is still pending.

Alta Steel

Alta Steel filed a complaint against Tintic Utah Metals, LLC, our subsidiary, in the Fourth Judicial District Court in and for Juab County, Utah (Civil No. 020600141). Alta Steel claimed monetary damages in the amount of $12,440.35 for materials and labor supplied by Alta Steel. A default judgment was entered against Tintic Utah Metals, LLC on November 27, 2002 in the amount of $12,440.35. Tintic Utah filed a motion to set aside the judgment on November 28, 2002. We then settled the judgment for $2,448.07 in March 2007. We are currently awaiting wire transfer instructions to pay this settlement amount.

Codale Electric Supply, Inc.

On June 25, 2002, Codale Electric Supply, Inc. filed a complaint against us and Tintic Utah Metals, LLC, our subsidiary, in the Fourth Judicial District Court in and for Utah County, Utah (Civil No. 020402764). The complaint sought money damages in the amount of $16,583.18 plus attorneys’ fees and costs for breach of contract, breach of covenant of good faith and fair dealings, quantum meruit and mechanic’s lien foreclosure. Judgment was stipulated to and entered in the amount of $19,378.34 on May 6, 2003. We are currently trying to settle this matter.

Other Proceedings

In April 2007, the Company’s former Chief Executive Officer filed suit against the Company alleging that the Company failed to sufficiently compensate him for the services he provided to the Company in his capacity as Chief Executive Officer.

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

Our shares of common stock are traded in the over the counter market known as the Pink Sheets under the symbol ‘‘CFCM.PK.’’ High and low sales prices of our common stock for each quarterly period during the past two years are as follows:

	High	Low
2007 Market Price
Third Quarter (through July 10, 2007)	$0.40	$0.30
Second Quarter	$0.50	$0.30
First Quarter	$0.50	$0.30
2006 Market Price
Fourth Quarter	$0.50	$0.35
Third Quarter	$0.50	$0.39
Second Quarter	$0.60	$0.35
First Quarter	$0.54	$0.30
2005 Market Price
Fourth Quarter	$0.49	$0.26
Third Quarter	$0.55	$0.25
Second Quarter	$0.55	$0.30
First Quarter	$0.65	$0.30

The approximate number of holders of record of our Common Stock as of July 10, 2007 was 2,000. No cash dividends have been declared or paid over the previous five years nor are expected to be paid for the foreseeable future.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist in understanding our financial condition and plan of operations. You should read the following discussion along with our financial statements and related notes included in this Form 10-KSB.

Overview

We were organized in 1909 and own several interests in mining properties in Utah, including the Burgin Mine and the Trixie Mine. Our principal subsidiaries are Tintic Utah Metals, LLC, a Colorado limited liability company and Chief Gold Mines, Inc., a Delaware corporation. Our land holdings consist of approximately 16,000 acres of mining property. Approximately 6,000 acres of this land is subject to being sold pursuant to a Consent Decree with the Environmental Protection Agency.

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

Our financial statements have been prepared assuming that we will continue as a going concern. We have suffered net losses of $448,025 and $395,096 for the years ended December 31, 2005 and 2004, respectively. Additionally, as of December 31, 2005, we had an accumulated deficit of $96,532,641. These matters raise substantial doubt about our ability to continue as a going concern.

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

In December 2005, Dimeling, Schreiber & Park Reorganization Fund II, LP agreed to purchase $2.5 million in convertible debentures contingent upon creditors holding more than 50% of our outstanding indebtedness agreeing to settle such outstanding amounts. The funds are held in escrow by our legal counsel and are dispersed by the escrow agent to pay creditors as they individually agree with us and to pay legal, accounting and other consulting fees. The debentures automatically convert into common stock at $0.25 per share immediately upon shareholder approval of certain amendments to our Articles of Incorporation, including a decrease in the par value. The minimum level of acceptances with creditors has been reached. In the event that the shareholders do not approve such amendments, the debentures will become immediately due and payable.

Item 7.	Financial Statements.

See Financial Statements beginning on page F-1.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

Based on an evaluation of Chief’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended), the Chief Executive and Chief Financial Officer of Chief has concluded that Chief’s disclosure controls and procedures were effective as of December 31, 2005.

There were no changes in Chief’s internal controls over financial reporting during the year ended December 31, 2005 that materially affected, or was reasonably likely to materially affect, Chief’s internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) Of the Exchange Act.

Directors and Executive Officers

The name and age of each of our directors and executive officers and the positions and offices held by him are:

Name of Directors and Executive Officers	Age	Offices with Chief	Term During Which Served in Office
Richard R. Schreiber	51	Director and Interim President	Director since 2001 and Interim President since 2002
Steven G. Park	51	Director, Secretary and Treasurer	Director since October 2001.

The following is a brief account of the business experience during the past five years of each director and executive officer named above.

Steven G. Park	A principal of Dimeling, Schreiber & Park, a private investment partnership that makes private equity investments in a broad range of middle market companies.
Richard R. Schreiber	A principal of Dimeling, Schreiber & Park, a private investment partnership that makes private equity investments in a broad range of middle market companies.

Our Board of Directors does not currently possess standing nominating, audit or compensation committees. All functions generally performed by these committees are carried out by the full Board of Directors. There have not been any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Independent Consultants

We do not currently have any employees. We do, however, utilize independent consultants for matters regarding mining explorations and surveys. Our independent consultants cover the full spectrum of mine exploration, development and operations. All are extremely capable and have considerable mining experience. The following details the experience of these consultants:

B. Mountford, P. Eng., is a mining engineer with over 35 years of experience and expertise in all aspects of mining. He has been a principal in several projects that were developed from drill indicated targets through to operating mines. Relevant in the U.S.A. are the Montana Tunnels Mine in Montana, Pinson and Pebble in Nevada and Gilt Edge in South Dakota. Most recently he was President of Northern Dynasty Mines, the developer of the Pebble project in Alaska.

D. Barratt, P. Eng., is a senior consultant engineer specializing in metallurgy. He has over 35 years of experience and has provided services to many major and intermediate mining companies throughout the world.

R.H. Sillitoe, Ph.D., is a world renowned consulting economic geologist, the winner of numerous awards for merit and achievement. He travels extensively for most major mining companies and several government agencies. His services are widely sought and his opinions have considerable weight.

B. Ainsworth, P. Eng., is an ex Vice-President of Exploration for Placer-Dome. Currently, he provides geological expertise and experience to a select group of clients. Of particular relevance in his work for us is his experience in the mining and marketing of clays, including halloysite.

D. Jenkins, P. Geo., is also an ex Placer Dome Senior Geologist. He has been directly involved in many grass root projects that were developed into mines. Mr. Jenkins provides us with specific expertise in vein and replacement ore deposition, both of which categorize the Tintic mineralization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of the equity securities of the Company (‘‘Reporting Persons’’) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. In addition, Reporting Persons are required to furnish us with copies of all Forms 3, 4 and 5. Our directors and executive officers, Richard R. Schreiber and Steven G. Park, are Reporting Persons who must file reports of ownership and changes in ownership. In addition, Dimeling, Schreiber & Park Reorganization Fund II, LP, our stockholder and Dimeling, Schreiber & Park, the general partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, must file Forms 3, 4 and 5 as persons who own more than ten percent of the Company’s equity securities. These insiders are delinquent in filing the Form 3s and 4s noted below.

Each of Dimeling, Schreiber & Park Reorganization Fund II, LP and Dimeling Schreiber & Park, as the general partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, was required to file a Form 3 in December 1999 upon Dimeling, Schreiber & Park Reorganization Fund II, LP’s acquisition of 3,500,000 shares of the Company’s convertible common stock. Both entities were required to report at that time that Dimeling, Schreiber & Park Reorganization Fund II, LP’s held a right to purchase an additional 5,000,000 shares of convertible common stock, which expired on December 31, 2002. Dimeling, Schreiber & Park also held a warrant for 8,500,000 shares of the Company’s convertible common stock, which expired on December 31, 2004, but the warrant only became exercisable upon the occurrence of certain future conditions (other than the passage of time); therefore, it was not required to be reported on Form 3. Also, Mr. Schreiber and Mr. Park each were required to file filed a Form 3 at that time. In December 1999, Mr. Schreiber was a director of the Company and a general partner in Dimeling, Schreiber & Park. Mr. Park was not a director of the Company in December 1999, but was deemed to beneficially own the securities held by Dimeling, Schreiber & Park Reorganization Fund II, LP through his position as a general partner of Dimeling, Schreiber & Park. Mr. Park became a director in October 2001.

In 2001, the Company sold shares of unregistered common stock to accredited investors in a private placement. In connection with the private placement, Dimeling, Schreiber & Park (for its own account and not for the account of Dimeling, Schreiber & Park Reorganization Fund II, LP) entered into separate agreements with the purchasers of the shares which gave the purchasers the right at a later date and for a limited time to require Dimeling, Schreiber & Park to purchase from the purchasers the shares that the purchasers bought from the Company during the private placement at price of $2 per share. At the time of these agreements, Dimeling, Schreiber & Park was required to file Form 4s noting this obligation to buy the shares of Company common stock. Messrs. Schreiber and Park were also required to file Form 4s. Dimeling, Schreiber & Park notified the purchasers, however, that it was unable to meet its obligations under the put agreements. On March 10, 2005, the obligations under the put agreements were extinguished under a global settlement agreement by the Company with the purchasers and other creditors. The purchasers holding the put rights were paid a total of $815,260 to extinguish Dimeling, Schreiber & Park’s obligations to buy the shares. No shares were purchased. Dimeling, Schreiber & Park and Messrs. Schreiber and Park were required to file a Form 4 at that time.

Dimeling, Schreiber & Park Reorganization Fund II, LP also received stock dividends equal to 280,000 shares of convertible common stock on each of December 31, 2000 and December 31, 2001. Although stock dividends are not generally reportable under Section 16, the Reporting Persons were required to report these acquisitions because Dimeling, Schreiber & Park Reorganization Fund II, LP is the only holder of convertible common stock and thus the only stockholder to receive stock dividends. In addition, dividends in arrears are owed to Dimeling, Schreiber & Park Reorganization Fund II, LP as a stock dividend on its holdings of convertible common stock. The Reporting Persons should have reported stock dividends amounting to 437,372 shares, 404,974 shares, 374,976 shares, 347,200 shares, and 280,000 shares during the years ended December 31, 2006, 2005, 2004, 2003 and 2002 respectively.

Mr. Schreiber received an option to purchase 60,000 shares of common stock on June 11, 2001. Mr. Park received an option to purchase 60,000 shares of common stock on October 16, 2001. These option grants were required to be reported by each of Mr. Schreiber and Mr. Park on Form 4 at that time.

As of May 9, 2007, all delinquent Form 3s and Form 4s have been filed.

Code of Ethics

The Board of Directors has not adopted a corporate code of conduct and ethics because we have not had operations or employees since 2002. The Board of Directors will adopt a code of conduct and ethics and will disclose this code of conduct and ethics in the reports filed or submitted to the SEC and post a copy on our website as soon as practicable following the initiation of our operations.

Item 10.	Executive Compensation.

Executive Officer Compensation

Our executive officers, Richard R. Schreiber, our President, and Steven G. Park, our Secretary and Treasurer, did not receive any compensation during the fiscal years ended December 31, 2005 and 2004.

Outstanding Equity Awards at Fiscal-Year End Table

The following table sets forth information regarding unexercised options, unvested shares of Common Stock and any awards under an equity incentive plan as of December 31, 2005 for our President and Steven G. Park, our Secretary and Treasurer:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#): Exercisable	Number of Securities Underlying Unexercised Options (#): Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Share or Units that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)	Equity Incentive Plan Awards: Number Market or Payout Value of Unearned Shares, Units, or other Rights that have not Vested ($)
Richard R. Schreiber	60,000	-0-	-0-	$2.90	06/11/2011	-0-	-0-	-0-	-0-
Steven G. Parks	60,000	-0-	-0-	$3.00	10/16/2011	-0-	-0-	-0-	-0-

Compensation of Directors

Our directors did not receive any compensation during fiscal year 2005.

Equity Compensation Plans

The Company does not currently have any equity compensation plans in effect. All outstanding options at December 31, 2005 are nonqualified stock options.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows as of July 10, 2007, stock ownership of all persons known to management, to be beneficial owners of more than 5% of our Common Stock and our directors and executive officers.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Five Percent Shareholders:
SC Fundamental Value Fund L.P. and SC Fundamental Value BVI Ltd(2)	595,270	(2)	5.6%
Dimeling, Schreiber & Park, as General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP 1629 Locust Street Philadelphia, PA 19103(3)	5,904,522	(4)	35.7%
Directors and Named Executive Officers:
Stephen G. Park(3)	5,964,522	(4)(5)	35.9%
Richard R. Schreiber(3)	5,964,522	(4)(6)	35.9%
Owned by all directors and officers as a group (2 persons)	6,024,522	(4)(5)(6)	36.2%

(1)    Based upon 4,060,000 shares of Convertible Common Stock, 10,635,507 shares of Common Stock outstanding as of July 10, 2007. Holders of Convertible Common Stock and Common Stock share voting rights.

(2)    SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, Ltd. are affiliated companies, and provided the revised ownership information included in the table. Messrs. Peter M. Collery, Neil H. Koffler and John T. Bird share voting and investment power over the shares reported in the table.

(3)    Richard R. Schreiber and Steven G. Park are principals of Dimeling, Schreiber & Park, which serves as the general partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, and they share voting and investment power over the shares reported in the table.

(4)    The number of shares beneficially owned includes 1,844,522 shares of Convertible Common Stock issuable as cumulative dividends in arrears, but does not include up to 10,000,000 shares of Common Stock issuable upon the conversion of outstanding debentures purchased by Dimeling, Schreiber & Park Reorganization Fund II, LP. The debentures automatically convert if and when the shareholders approve certain changes in the Articles of Incorporation, including a change in par value.

(5)    Includes nonqualified stock options previously approved by the shareholders to purchase 60,000 shares held by Stephen G. Park.

(6)    Includes nonqualified stock options previously approved by the shareholders to purchase 60,000 shares held by Richard R. Schreiber.

Item 12.	Certain Relationships and Related Transactions.

Except as set forth below, since January 1, 2004, there has not been, nor is there currently propsoed, any transaction or series of similar transactions to which we were or are a party in wich:

•	the amounts involved exceeded or will exceed $120,000 or 1% of the average of our total assets at year-end for the last three fiscal years; and

•	a director, executive officer, holder of more than 5% of our Common Stock or Convertible Common Stock or any member of their immediate family had or will have a direct or indirect material interest.

In December 2005, we issued and sold convertible debentures in the amount of $2.5 million to Dimeling, Schreiber and Park. The debentures accrue interest at an annual rate of 8%, payable at the time of conversion in additional shares of common stock. The fixed conversion price is $0.25 per share. The debentures automatically convert into shares of common stock at the rate of 4,000 shares for each $1,000 principal amount upon the approval by the shareholders of certain amendments to the Articles of Incorporation, including a change in par value and increase in authorized capital.

Dimeling Schreiber and Park placed $2.5 million in escrow during December 2005. The funds remain in escrow until such time that we received creditor acceptances (repayment on a negotiated basis, or compromise offer) representing 50% of the outstanding aggregate unsecured amounts owed. As of the date of this report, the minimum level of creditor acceptances has been reached. The funds remain in escrow, however, as a practical method of paying creditors and other expenses, as we do not currently have any employees to disburse the funds. In the event that the shareholders fail to approve the certain amendments to the Articles of Incorporation, the convertible debentures will become immediately due and payable.

Director Independence

The Company is not listed as an issuer, on any national securities exchange or inter-dealer quotation system that requires that the majority of the board of directors be independent. For the purposes of compliance with applicable securities rules, the following describes the independence standards required by a national securities exchange, the Nasdaq Stock Market, Inc., and assesses whether our directors and director nominees, Richard R. Schreiber and Steven G. Park, would be considered to be independent directors under Nasdaq’s independence standards were they so required.

The majority of the directors on the board of directors of a newly public company listed on Nasdaq must be independent. An independent director is ‘‘a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the [company]’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.’’ Under Nasdaq Rule 4200, an independent director may not (1) have been employed by the company or its subsidiaries or parent company during the preceding three years; (2) have received, or had a family member that received, compensation in excess of $60,000 from the company during any twelve month period during the preceding three years (other than for board or committee services, benefits under a retirement plan or payments to a family member who is a non-executive employee of the company); (3) have had a family member that was an executive officer of the company during the preceding three years; (4) have received from or given to the company during the current and three preceding years, either directly or through family members or entities under his control, any property or services totaling the greater of $200,000 or 5% of the recipient’s gross revenues for that year, unless the payments arose from investments in the company’s securities or a non-discretionary charitable contribution matching program; (5) be employed or have been employed during the last three years, or have a family member who is employed or was employed, as an executive officer of another company where any of the issuer’s executive officers sat on the compensation committee; or (6) be or have a family member who is a partner at the company’s outside auditor or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during the preceding three years. Share ownership in the company by itself will not disqualify a director from being independent.

Neither Mr. Schreiber nor Mr. Park is independent under Nasdaq standards. Both Mr. Schreiber and Mr. Park are acting executive officers of the Company. In addition, Nasdaq requires that all members of the audit, nominating and compensation committees of the board of directors be independent. The Company does not have an audit, nominating or compensation committee at this time. The functions generally performed by these committees are carried out by Mr. Schreiber and Mr. Park.

Item 13. Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation [Incorporated by reference to Exhibit A to Chief’s Schedule 14A Proxy Statement filed on December 17, 1999 (SEC File No. 001-01761)].

3.2	Amended and Restated By-laws (filed herewith)

10.1	The Operating Agreement of Tintic Utah LLC dated as of July 17, 1996 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997 (SEC File No. 001-01761].

10.2	The First Amendment to Operating Agreement dated as of March 11, 1997 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997, (SEC File No. 001-01761].

10.3	Second Amendment to Operating Agreement dated as of November 10, 1997 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-K report filed on March 30, 1998 (SEC File No. 001-01761)].

10.4	Third Amendment to Operating Agreement dated as of October 1, 1998 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-KSB report filed on April 15, 1999 (SEC File No. 001-01761)].

10.5	Fourth Amendment to Operating Agreement dated as of September 9, 1999 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10E, filed as Exhibit A, to Chief’s Form 10-KSB report filed on March 30, 2000 (SEC File No. 001-01761)].

10.6	Fifth Amendment to the Operating Agreement dated as of January 1, 2001 [Incorporated by reference to Form 10-QSB filed on August 14, 2001]

10.7	The Articles of Organization of Tintic Utah LLC is incorporated by reference to an exhibit to Form 10-KSB filed on April 2, 1997.

10.8	Stock Purchase Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.9	Registration Rights Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.10	Form of Warrant issued to Dimeling, Schreiber & Park by Chief dated as of November 19, 1999 [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.11	EPA Consent Decree (filed herewith)

10.12	Debenture Purchase Agreement (filed herewith)

10.13	Escrow Agreement (filed herewith)

10.14	Chief Consolidated Mining Company Prospect and Retrospect, dated as of November 2005 (filed herewith)

21.1	Subsidiary List (filed herewith)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Item 14. Principal Accountant Fees and Services.

Information Regarding Accounting Matters

Audit Fees

The aggregate fees billed for the years ended December 31, 2005 and December 31, 2004 for the professional services rendered by Hansen, Barnett & Maxwell, P.C. the Company’s principal accountant, for the audit of the Company’s annual financial statements and review of financial statements or services that are normally provided by the Company’s principal accountant in connection with statutory and regulatory filings or engagements for such fiscal years equaled $27,018 and $13,306, respectively.

Audit-Related Fees

There were no fees billed for the years ended December 31, 2005 and December 31, 2004, for assurance and related services by Hansen, Barnett & Maxwell, P.C. that are reasonably related to audit or review of the Company’s financial statements not reported under ‘‘Audit Fees’’ above.

Tax Fees

The aggregate fees billed for the years ended December 31, 2005 and December 31, 2004 for professional services rendered by Hansen, Barnett & Maxwell, P.C. for tax compliance, tax advice, and tax planning equaled $82 and $0, respectively, and consisted of assistance in the preparation of tax returns, and general tax research and planning.

All Other Fees

No other fees were billed by Hansen, Barnett & Maxwell, P.C. to the Company during 2005 or 2004.

Pre-Approval Policies and Procedures

The Company does not currently have a standing audit committee. The Company’s full board of directors, composed of Richard Schreiber and Steven Park, conducts all tasks related to the selection and approval of the independent public accountant. All services related to the Company’s independent public accountant, described above, were pre-approved by both Mr. Schreiber and Mr. Park.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

Hansen, Barnett & Maxwell, p.c.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Chief Consolidated Mining Company

We have audited the accompanying consolidated balance sheets of Chief Consolidated Mining Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chief Consolidated Mining Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has little unrestricted cash, has a working capital deficiency and a capital deficiency, has incurred significant losses from operations, and has significant reclamation and EPA settlement obligations and environmental contingencies that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
July 31, 2006, except for Note 2,
as to which the date is September 5, 2007

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
Current assets
Cash	$10	$1,554
Other current assets	7,320	22,320
Restricted cash held in escrow	2,500,000	—
Total current assets	2,507,330	23,874
Land and mining claims	950,000	950,000
Buildings, machinery and equipment, net	250,000	418,787
Reclamation funds on deposit	486,086	447,986
Total assets	$4,193,416	$1,840,647
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,310,408	$1,218,504
Related party payable	364,477	199,285
Interest payable	109,354	67,739
Director indemnification	240,000	240,000
Accrued liabilities	304,526	304,527
Accrued convertible common stock dividends	515,098	401,705
Notes payable	424,014	424,014
Total current liabilities	3,267,877	2,855,774
Long-term liabilities
Convertible debentures	2,500,000	—
Reclamation obligation	488,300	486,216
EPA settlement obligation	60,000,000	60,000,000
Total long-term liabilities	62,988,300	60,486,216
Minority interest in consolidated subsidiaries	24,727	24,727
Shareholders’ deficit
Preferred stock, $0.50 par value; 1,500,000 shares authorized; 10,899 shares outstanding; liquidation preference of $5,450	5,450	5,450
Convertible common stock, $0.50 par value; 30,000,000 shares authorized; 4,060,000 shares outstanding	2,030,000	2,030,000
Common stock, $0.50 par value; 50,000,000 shares authorized; 10,635,507 shares outstanding	5,314,209	5,314,209
Additional paid-in capital	23,773,747	23,773,747
Stock purchase rights	3,321,747	3,321,747
Accumulated deficit	(96,532,641)	(95,971,223)
Total stockholders’ deficit	(62,087,488)	(61,526,070)
Total liabilities and stockholders’ deficit	$4,193,416	$1,840,647

The accompanying notes are an integral part of these financial statements

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004
Revenue
Mining revenue	$—	$—
Land sales and other	—	—
Total revenue	—	—
Operating expenses
General and administrative	235,540	152,005
Depreciation and depletion	168,787	168,787
Accretion of reclamation obligation	2,084	36,016
Total operating expenses	406,411	356,808

Interest expense	(41,614)	(38,288)
Net loss	(448,025)	(395,096)
Convertible common stock dividend	(113,393)	(112,493)
Loss attributable to common stockholders	$(561,418)	$(507,589)
Basic and diluted loss per common share	$(0.05)	$(0.05)
Basic and Diluted Weighted—Average
Common Shares Outstanding	10,635,507	10,635,507

The accompanying notes are an integral part of these financial statements

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFECIT
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

	Preferred Stock		Convertible Common Stock		Common Stock		Additional Paid-in Capital	Stock Purchase Rights	Accumulated Deficit	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – December 31, 2003	10,899	5,450	4,060,000	2,030,000	10,635,507	5,314,209	23,773,747	3,321,747	(95,463,634)	(61,018,481)

Net loss	—	—	—	—	—	—	—	—	(507,589)	(507,589)

Balance – December 31, 2004	10,899	5,450	4,060,000	2,030,000	10,635,507	5,314,209	23,773,747	3,321,747	(95,971,223)	(61,526,070)

Net loss	—	—	—	—	—	—	—	—	(561,418)	(561,418)

Balance – December 31, 2005	10,899	$5,450	4,060,000	$2,030,000	10,635,507	$5,314,209	$23,773,747	$3,321,747	$(96,532,641)	$(62,087,488)

The accompanying notes are an integral part of these financial statements

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(448,025)	$(395,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of reclamation obligation	2,084	36,016
Depreciation and depletion	168,787	168,787
Changes in operating assets and liabilities:
Reclamation funds on deposit	(38,100)	—
Related party payable	165,192	34,022
Accounts payable	91,904	87,412
Interest payable	41,614	38,287
Prepaid expenses	15,000	(15,000)
Accrued liabilities	—	45,682
Net Cash Used in Operating Activities	(1,544)	110
Net Change in Cash	(1,544)	110
Cash at Beginning of Year	1,554	1,444
Cash at End of Year	$10	$1,554
Supplemental Schedule of Noncash Investing and Financing Activities
Disposal of fully depreciated assets	$19,743	$45,528
Convertible debentures issued for restricted cash	2,500,000	—
Convertible common stock dividend	113,393	112,493

The accompanying notes are an integral part of these financial statements

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS AND INVESTMENTS

Chief Consolidated Mining Company (‘‘Chief’’) was incorporated in the state of Arizona in 1909. Chief currently is the owner of or has vested interests in approximately 16,000 acres of patented mining property in the Tintic Mining Districts in Utah County and Juab County, Utah. Chief and its subsidiaries (collectively, the ‘‘Company’’) operate as a mineral resource company seeking to engage in the exploration and development of their mining claims and properties.

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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — RESTATEMENT OF FINANCIAL STATEMENTS

During 2007, the Company made adjustments in its financial statements for the years ended December 31, 2005 and 2004, related to reclassifying the loss from the EPA settlement from extraordinary item to other income (expense), and recording and carrying the EPA settlement obligation at face value (undiscounted) with no accretion expense. The Company has restated its 2005 and 2004 financial statements for the effects of these adjustments. The following tables summarize the effect of the restatement on the 2005 and 2004 financial statements:

	As Originally Reported	Effect of Restatement	As Restated
2005 Balance Sheet
Total assets	$4,193,416	$—	$4,196,416
Total current liabilities	3,267,878	—	3,267,878
EPA settlement obligation	49,080,612	10,919,388	60,000,000
Total long-term liabilities	52,068,912	10,919,388	62,988,300
Accumulated deficit	(85,613,254)	(10,919,387)	(96,532,641)
Total stockholders’ deficit	(51,168,101)	(10,919,387)	(62,087,488)
Total liabilities and stockholders’ deficit	$4,193,416	$—	$4,193,416
2004 Balance Sheet
Total assets	$1,840,647	$—	$1,840,647
Total current liabilities	2,855,775	—	2,855,775
EPA settlement obligation	46,738,989	13,261,011	60,000,000
Total long-term liabilities	47,225,205	13,261,011	60,486,216
Accumulated deficit	(82,710,213)	(13,261,010)	(95,971,223)
Total stockholders’ deficit	(48,265,060)	(13,261,010)	(61,526,070)
Total liabilities and stockholders’ deficit	$1,840,647	$—	$1,840,647
2005 Statement of Operations
Accretion of reclamation and EPA settlement obligations	$2,343,707	$(2,341,623)	$2,084
Total operating expenses	2,748,034	(2,341,623)	406,411
Net loss	(2,789,648)	2,341,623	(448,025)
Basic and diluted loss per common share	$(0.27)	$0.22	$(0.05)
2004 Statement of Operations
Accretion of reclamation and EPA settlement obligations	$2,265,921	$(2,229,905)	$36,016
Total operating expenses	2,586,713	(2,229,905)	356,808
Net loss	(2,625,001)	2,229,905	(395,096)
Basic and diluted loss per common share	$(0.26)	$0.21	$(0.05)

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. The Company’s 23% investment in Central Standard was accounted for using the equity method and was impaired to zero during the year ended December 31, 2002. Intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash Held in Escrow – Dimeling Schreiber and Park placed $2.5 million in escrow during December 2005 upon the Company issuing to them $2,500,000 of convertible debentures, as further described in Note 10. The funds will remain in escrow until such time the Company has receipt of creditor acceptances (repayment on a negotiated basis, or compromise offer) representing 50% of the outstanding aggregate unsecured amounts owed. The Company satisfied this requirement in July 2006 and, accordingly, the restricted cash was classified as a current asset at December 31, 2005.

Land and Mining Claims – Land and mining claims are recorded at the lower of cost, less accumulated depletion, or fair value. Costs of developing mining properties (after completion of exploration) are capitalized. Exploration costs are expensed as incurred until the establishment of a commercially minable deposit or reserve which can be economically and legally produced. When a mining property reaches the production stage, the related capitalized costs are amortized using the units of production method on the basis of proven and probable ore reserves. The Company’s mining properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

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

Impairment of Long-Lived Assets – The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company evaluates its land and mineral properties, buildings, machinery and equipment and other long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the carrying value of long-lived assets are reduced by the estimated excess of the carrying value over the fair value of the assets.

Reclamation Costs – The Company provides for reclamation costs and penalties for the retirement obligations associated with tangible long-lived assets. Reclamation liabilities are accrued based on estimates of known environmental exposure in conjunction with feasibility studies and are accreted over the estimated life of the assets.

Income Taxes – The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statement and tax bases of assets and liabilities and operating loss and tax credit carryforwards given the provisions of currently enacted tax laws.

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

At December 31, 2005 and 2004, there were outstanding options to purchase 245,000 and 695,000 shares of common stock, respectively, which were excluded from the computation of diluted loss per common share. In addition, for the years ended December 31, 2005 and 2004, there were 4,060,000 shares of convertible common stock outstanding that were excluded from the computation of diluted loss per common share calculation. These potential common shares were excluded because they were antidilutive and would have decreased diluted loss per common share.

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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2001, the Company began mining ore from the Trixie Mine and began processing ore in the Company’s Tintic Mill in January 2002. On March 28, 2002, the Company encountered unstable mining conditions and suspended mining and processing operations. As a result of the suspended mining and processing operations, the Company is not generating ongoing revenues and did not have sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration efforts related to the Burgin Mine.

During 2002, the Environmental Protection Agency (EPA) completed a study and finalized its actions to be taken in response to the release of waste materials at and around the Eureka Mills Superfund Site located in Juab County, Utah. The EPA is seeking reimbursement from the Company in the amount of $60 million for its portion of the liability based on the ownership and the conduct of mining operations on portions of the site. During 2005, the Company reached a settlement agreement with the EPA regarding the judgment, as discussed more fully in Note 9.

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

NOTE 4 — CAPITALIZATION

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

Dividends accrue on the convertible common stock at the rate of 8% per annum and are payable in-kind with convertible common shares, and amounted to 404,974 shares and 374,976 shares during the years ended December 31, 2005 and 2004, respectively. The in-kind dividends were valued based on the average market price of the common stock during the period and resulted in recognizing $113,393 and $112,493 of convertible common stock dividends during the years ended December 31, 2005 and 2004, respectively. No further dividends will be paid if DS&P’s ownership of all classes of common stock increases to 68%. As of December 31, 2005 DS&P’s actual ownership totaled 27.76% and ownership including dividends in arrears totaled 37.18%.

Preferred Stock – The Board of Directors of the Company authorized the issuance of common stock in exchange for preferred stock on a share-for-share basis if elected by the preferred stockholders. Preferred shares obtained by the Company in the exchange are retired. During 2005 and 2004, no preferred shares were exchanged for common shares.

The shares of preferred stock and common stock of the Company have equal right to receive dividends, to vote, and in all other respects except that upon liquidation of the Company the preferred shares are entitled to a preferential payment of $0.50 per share.

NOTE 5 — STOCK OPTIONS

The Company applies APB Opinion 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. No employee or director options were granted or vested during the years ended December 31, 2005 and 2004, and no compensation was recognized either under the intrinsic value method of APB 25 or under the fair value method of SFAS 123.

Incentive Stock Options – At December 31, 2005, no stock options remain outstanding under the incentive stock option plan.

Nonqualified Stock Options – From time to time, the shareholders have approved the issuance of nonqualified stock options to officers and directors. The Board of Directors also issued nonqualified stock options to key employees, to non-employees for services rendered and to a creditor as part of a

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

settlement of a claim in prior years. The nonqualified stock options have various vesting options and must be exercised within ten years or less from the date of grant unless sooner terminated by their terms.

During 2000, the Board of Directors approved the granting of nonqualified stock options for the purchase of 20,000 shares of common stock to a key employee of Tintic. These options have an exercise price of $2.19 per share. However, the exercise price was lower than the market price of the stock on the day the Company granted options. As a result, the Company recognized $21,250 of deferred compensation for the difference between the option price and the market price. This deferred compensation was being amortized over the three year vesting period. On April 1, 2002 the employee left the Company, thus no additional shares would vest. The unamortized compensation cost of $11,220 was removed through additional paid-in capital. No options were granted for the years ended December 31, 2005 and 2004. A summary of the status of the nonqualified stock options at December 31, 2005 and 2004 and related changes during the years then ended is as follows:

	Options	Average Exercise Price	Average Remaining Life (Years)	Range of Exercise Prices
Balance, December 31, 2003	770,000	$2.56	6.16	$2.19 – 3.50
Expired	90,000	3.50
Balance, December 31, 2004	680,000	2.43	5.87	2.19 – 3.50
Expired	450,000	2.30
Balance, December 31, 2005	230,000	$2.68	5.43	$2.19 – $3.00

NOTE 6 — INCOME TAXES

The Company believes it is unlikely that the deferred tax assets will be realized and that the deferred tax assets have been fully allowed against. The net deferred tax asset consisted of the following at December 31:

	2005	2004
EPA settlement obligation	$22,380,000	$22,380,000
Reclamation obligation	182,136	181,359
Mine exploration costs	2,457,000	2,866,500
Land and mining claims	610,074	610,074
Buildings and equipment	352,275	469,700
Impairment loss on equity investment	48,994	48,994
Accrued director indemnification	89,520	89,520
Stock-based compensation	78,040	230,726
Operating loss carryforwards	7,995,739	7,340,021
Total deferred tax assets	34,193,778	34,216,894
Valuation allowance	(34,193,778)	(34,216,894)
Net deferred tax asset	$—	$—

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the expected U.S. federal income tax computed at the statutory rate to the provision for income taxes is as follows for the years ended December 31:

	2005	2004
Tax at federal statutory rate – 34%	$(152,329)	$(134,333)
State benefit, net of federal tax	(14,785)	(13,038)
Change in valuation allowance	(23,117)	70,906
Expiration of operating loss carryforward	190,230	76,465
Net tax expense	$—	$—

Since operations ceased in 2002, the Company has failed to file its federal income tax returns. The net operating losses expire as follows:

Year of Expiration	Amount
2006	$256,000
2007	181,000
2008	773,000
2009	930,000
2010	1,284,000
2011	1,038,000
2012	648,000
2018	992,000
2019	1,085,000
2020	2,161,000
2021	3,457,000
2022	2,765,000
2023	1,745,000
2024	1,854,000
2025	2,267,000
$21,436,000

The Internal Revenue Code contains provisions that reduce or limit the availability and utilization of net operating loss carryforwards if certain changes in ownership have taken place or will take place. Changes in the ownership of the Company may have resulted in limitations on all pre-existing net operating loss carryforwards of the Company. As a result, management estimates that all of the Company’s net operating loss carryforwards may be limited to utilization of an annual amount not to exceed the value of the Company on the date the Company exceeded the specified levels of allowable changes in ownership multiplied by the Federal long-term tax-exempt rate at that date. If the annual limited amount is unutilized in any particular year, it remains available on a cumulative basis through the expiration date of the applicable net operating loss carryforwards.

NOTE 7 — RELATED PARTY TRANSACTIONS

The Company has amounts payable to Dimeling, Schreiber & Park in the amount of $264,481 and $99,298 at December 31, 2005 and 2004, respectively and owes Dimeling, Schreiber & Park $2,500,000 at December 31, 2005 under the terms of convertible debentures payable. A representative of Dimeling, Schreiber & Park is management of the Company. In addition, the Company has accrued payroll liabilities in the amount of $99,996 to former employees for the years ended December 31, 2005 and 2004.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — NOTES PAYABLE

On February 9, 2002, the Company entered into a $300,000 promissory note, bearing interest at 8% per annum payable quarterly, due one year from the date of the note. In conjunction with the promissory note, the Company issued warrants to purchase 15,000 shares of the Company’s stock at an exercise price of $2.75. The exercise price was equal to the market value of the Company’s common stock on the date of issuance. In accordance with the Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the $300,000 of proceeds were allocated $269,250 to the note payable and $30,750 to the warrants based on their relative fair values and the resulting discount on the note is being amortized over the one year term of the note. The effective interest rate was 19.5%. As of December 31, 2002, the Company had not made the required interest payments and was in default on the terms of the note. The Company remains in default under the terms of the note through December 31, 2005.

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

Notes payable are summarized as follows at December 31, 2005 and 2004:

	2005	2004
$300,000 unsecured note payable to an individual, 8% interest, matured February 9, 2003, in default	$286,835	$286,835
$63,000 unsecured note payable to a company, 12% interest, matured October 15, 2002, in default	63,000	63,000
$104,627 note payable to a company, 8% interest secured by equipment, matured December 1, 2002, in default	74,179	74,179
Total notes payable	$424,014	$424,014

NOTE 9 — ASSET RETIREMENT OBLIGATIONS

Reclamation of Mines   –   On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: the timing of liability recognition, initial measurement of the liability, allocation of asset retirement cost to expense, subsequent measurement of the liability and financial statement disclosures. The implementation of SFAS No. 143 resulted in a cumulative effect on prior years of the change in accounting principle of $33,348. The effect was recorded during the first quarter of 2003 as a decrease in net loss.

Prior to 1993, the Company and or companies that were subsequently acquired by the Company leased certain of its mining properties to other companies for operation, exploration and development.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 18, 2002 the EPA finalized its actions to be taken in response to the release of waste materials at and around the Site. The EPA is seeking reimbursement from the Company for its portion of the liability based on the ownership and the conduct of mining operations on portions of the Site. On February 9, 2005, the Company agreed to a judgment with the EPA in the amount of $60 million. The judgment will remain in effect until the Company has complied with all the requirements of the related consent decree. The following details the Company’s obligations under the judgment:

1.	The Company agrees to use its best efforts to satisfy the judgment by seeking indemnification or recovery from insurance policies. After deducting recovery costs, 70% of all proceeds from insurance policies shall be paid to the United States. Until all claims are exhausted, the Company must provide a report to the United States each year for five years listing insurance claims, the action the Company is taking to recover the amounts, and any recovery obtained.

2.	The Company agrees to use its best efforts to sell property comprising approximately 6,000 acres, most of which is located north of Highway 6 in both Utah County and Juab County, Utah. Upon the transfer of any such property, the Company shall pay the EPA 100% of net sales proceeds up to $350,000, and then 50% thereafter. If the transfer is less than the tax assessed value of the property or exceeds a total of more than 1,000 acres, the EPA may require an independent appraisal and may object to the transfer based on the sale price. If any portion of such property is not sold by the fifth anniversary of this decree, the Company agrees to auction the property to the highest bidder, engaging a professional auctioneer. The Company cannot hold a mortgage or other security interest from any purchaser.

3.	The Company agrees, for a five year period from the date of the consent decree, to reimburse the United States 15% of its net income in excess of $2 million during any calendar year. The Company also agrees to pay the US 15% of the net proceeds of the sale of Chief Consolidated Mining Company or the sale of substantially all of its assets in excess of $2 million. The Company will be required to present audited financial statements to the EPA.

4.	The Company agrees to allow the EPA sole use of borrowed material (top soil, fill and base material) that is free from contaminants. The Company agrees to give uninterrupted and continuous access to the borrowed source 24 hours a day, 365 days a year. The Company shall allow the EPA to use and improve the borrowed source as is necessary to fulfill its purposes.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	The Company agrees to allow the EPA an irrevocable right to access, construct, operate, and close the repository and the property. The Company further grants the EPA the right to access, construct, and operate the two open cells on the property for the permanent disposal of waste material excavated from the site.

6.	The Company agrees to allow the EPA to enter onto the property to construct and maintain such response action structures as are necessary to implement the response actions. The land will have an easement for the EPA to inspect, maintain, and operate the structure.

7.	The Company agrees to provide storage space and water as needed.

8.	The Company agrees to allow additional access as needed for various purposes as needed.

In the event the Company completes all of its obligations under the consent decree, the EPA will file a Release of Notice of Federal Lien in the office of the Juab County Recorder and the Company will be completely relieved of the $60 million liability, resulting in a gain in such future period. To date, the Company has fully complied with all terms of the agreement.

The judgment amount of $60 million represents the future value of clean up costs when the terms of the consent decree are satisfied on February 9, 2010. The Company elected to adopt SFAS 5 and SOP 96-1 during the year ended December 31, 2002 with respect to the EPA settlement obligation. The Company recognized the face value (undiscounted) of the liability and there will be no accretion expense in the future.

A reconciliation of the asset retirement obligations is as follows:

	EPA Liability	Other	Total
Balance, December 31, 2003	$60,000,000	$450,200	$60,450,200
Accretion expense	—	36,016	36,016
Balance, December 31, 2004	60,000,000	486,216	60,486,216
Accretion expense	—	2,084	2,084
Balance, December 31, 2005	$60,000,000	$488,300	$60,488,300

NOTE 10 — CONVERTIBLE DEBENTURES

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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — LAND, MINING CLAIMS, AND PROPERTY AND EQUIPMENT

Land and mining claims and buildings, machinery and equipment consisted of the following as of December 31, 2005 and 2004:

	2005	2004
Land and mining claims	$950,000	$950,000
Mill	$250,000	$250,000
Machinery and equipment	335,778	355,521
Total buildings, machinery and equipment	585,778	605,521
Less: Accumulated depreciation	(335,778)	(186,734)
Net buildings, machinery and equipment	$250,000	$418,787

Land and mining claims include (1) land owned by our wholly-owned subsidiaries American Star Mining Co.; Chief Consolidate Mining Company; Chief Gold Mines; Eagle and Blue Bell Mining Co.; East Crown Point Mining Co.; Eureka Mines Co.; and Tintic Utah Metals; (2) land owned by Central Standard Consolidated Mining Co.; (3) the Tintic Ranch Millsite; and (4) Section 14, T14S, R3W SLBM.

Depreciation expense was $168,787 and $168,787 for the years ended December 31, 2005 and 2004. After the impairment analysis, the remaining machinery and equipment was determined to have a remaining useful life of 3 years and was fully depreciated as of December 31, 2005. During 2002, the mill was impaired to its salvage value and has not been in operation since operations discontinued during 2002. The Company disposed of and wrote off fully depreciated assets of $19,743 and $45,528 during the years ended December 31, 2005 and 2004, respectively.

The Company recovers its costs using SFAS 144. In 2002, approximately 19,000 acres of land that we either owned or had vested interests in was valued at $50 per acre. Giving effect to subsequent dispositions of land pursuant to tax sales, relinquishment of mining claims and other transfers of property, the Company currently owns or has vested interests in approximately 16,000 acres of land.

NOTE 12 — IMPAIRMENT OF LONG LIVED ASSETS

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

NOTE 13 — OTHER COMMITMENTS AND CONTINGENCIES

On May 24, 2002, a suit was filed against the Company by a limited liability company (‘‘the LLC’’) for $1,787,400 in damages, as well as punitive damages, that derive from claims by the LLC that the Company had committed to purchase certain water rights that the LLC owned or was in process of obtaining with the intent to sell to the Company. The Company settled the liability for

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$25,000 during the year ended December 31, 2004. As of December 31, 2005, the liability has not been paid and is included in accrued liabilities in the accompanying balance sheet. Subsequently, in December 2006, the claim was renegotiated and completely settled and paid for $15,000.

During 2002, a former employee filed a suit for $43,425 for severance pay. During 2003, two former directors made a claim seeking indemnification for approximately $240,000 in legal fees resulting from a lawsuit brought by a former director. Other suits have been filed for an additional $106,488. The Company has accrued these amounts in full as of December 31, 2005 and 2004.

The Company has other matters of litigation related to undisputed accounts payable. Outstanding settlement judgments have been reached totaling $194,039 and $194,039 as of December 31, 2005 and 2004, respectively.

In April 2007, the Company’s former Chief Executive Officer filed suit against the Company alleging that the Company failed to sufficiently compensate him for the services he provided to the Company in his capacity as Chief Executive Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIEF CONSOLIDATED MINING COMPANY
By:	/s/ Richard R. Schreiber
Richard R. Schreiber, President (Principal Executive Officer and Principal Accounting and Financial Officer)

Date:    August 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date
/s/ Richard R. Schreiber	August 30, 2007
Richard R. Schreiber, Director, President (Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)
/s/ Stephen G. Park, Director	August 30, 2007
Stephen G. Park, Director