Form 10QSB/A
period 2006-09-30
CHIEF CONSOLIDATED MINING CO
filed 2007-09-10
CIK 19913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A
Amendment No. 1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 10, 2007.

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

Overview

We were organized in 1909 and own or control approximately 16,000 acres of mining land in Utah and Juab counties in Utah. These properties include the Burgin Mine, whose mining rights are owned by our subsidiary Tintic Utah Metals, LLC, a Colorado limited liability company, and the Trixie Mine, owned by our subsidiary Chief Gold Mines, Inc., a Delaware corporation. Of these 16,000 acres, approximately 6,000 acres are subject to being sold, as discussed below, pursuant to a Consent Decree with the Environmental Protection Agency.

Trixie and Burgin Mines

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

Our financial statements have been prepared assuming that we will continue as a going concern. We recognized $2,414 in revenues for the nine months ended September 30, 2006. We have suffered net losses of $66,668 for the nine months ended September 30, 2006. Additionally, as of September 30, 2006, we had an accumulated deficit of $96,734,894. These matters raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2006, we had $950,000 of land and mining claims and $212,500 of mining related buildings, machinery and equipment. The realization of our investment in land and mining claims and mining related buildings and equipment is dependent upon various factors, including: our success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, and our ability to obtain necessary funding to continue exploration of the mining properties and to finance operations.

In December 2005, Dimeling, Schreiber & Park Reorganization Fund II, LP, agreed to purchase $2.5 million in convertible debentures contingent upon creditors holding more than 50% of our then outstanding indebtedness agreeing to settle such outstanding amounts. The funds are held in escrow by our counsel and are dispersed by the escrow agent to pay creditors as they individually agree with us and to pay legal, accounting and other consulting fees as incurred. The debentures automatically convert into Common Stock at $0.25 per share immediately upon shareholder approval of certain amendments to our Articles of Incorporation, including a decrease in the par value. The minimum level of acceptances with creditors has been reached. In the event that the shareholders do not approve such amendments, the debentures will become immediately due and payable.

In addition, in May 2006, some of the holdings of Tintic Utah Metals, LLC, Central Standard Mines Co., and Eagle and Blue Bell Mining Co., our subsidiaries, were sold at tax sale. We have been reviewing our options to recover these properties.

Item 3.	Controls and Procedures.

Based on an evaluation of Chief’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended), the Chief Executive and Chief Financial Officer of Chief has concluded that Chief’s disclosure controls and procedures were effective as of September 30, 2006.

There were no changes in Chief’s internal controls over financial reporting during the quarter ended September 30, 2006 that materially affected, or was reasonably likely to materially affect, Chief’s internal control over financial reporting.

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

In February 2005, we agreed to a judgment against us by the EPA in the amount of $60 million. The judgment will remain in effect until we have complied with all the requirements of a Consent Decree issued to us by the EPA. Our material obligations under the Consent Decree include:

•	using our best efforts to satisfy the judgment by seeking indemnification or recovery from our insurance policies and paying 70% of all proceeds from such insurance policies to the United States;

•	providing an annual report to the United States each year for five years listing all insurance claims, the actions we are taking to recover the amounts and any recovery obtained until all such claims are exhausted;

•	using our best efforts to sell our property, other than property upon which repository, open cells, response action structures, water sources and borrow source are located;

•	upon the transfer of any property, paying 100% of net sales proceeds upon to $350,000 and 50% thereafter to the EPA;

•	reimbursing the United States 15% of our net income in excess of $2 million during any calendar year for five years from the date of the Consent Decree;

•	paying the United States 15% of any proceeds in excess of $2 million from a sale of the Company or all or substantially all of our assets;

•	allowing the EPA the sole use of borrowed material (top soil, fill and base material) that is free from contaminants, including the allowance of uninterrupted and continuous access to the borrowed sources 24 hours per day, 365 days per year;

•	allowing the EPA the irrevocable right to access, operate and close the repository, the property and the two open cells on the property for the permanent disposal of waste material excavated from the site;

•	allowing the EPA to enter onto the property to construct and maintain response action structures as are necessary to implement response actions, including an easement for the EPA to inspect, maintain and operate the structure;

•	providing storage space and water as needed to the EPA; and

•	allowing additional access to the EPA for various purposes as needed.

In the event that we complete all of our obligations under the Consent Decree, the EPA will file a Release of Notice of Federal Lien in the Office of the Juab County Recorder and we will be relieved of the $60 million liability, resulting in a gain in such future period. As of the current date, we continue to have obligations under the terms of the consent decree and are in compliance with those terms. The judgment amount of $60 million represents the future value of clean up costs when the terms of the Consent Decree are satisfied on February 9, 2010.

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

Robert Herman Note

Robert Herman filed an action against us in the Fourth Judicial District Court in and for Juab County, Utah (Civil No. 020600121). He obtained a judgment against us as a result of our default on a loan owed to Mr. Herman. Mr. Herman then conducted a sheriff’s sale to obtain the amount of the judgment. As the sheriff’s sale did not realize enough to pay the full loan balance, we settled the remaining balance with Mr. Herman for $387,000. This amount was paid in full in December 2006. Mr. Herman’s counsel executed a satisfaction of judgment on March 21, 2007 and the satisfaction of judgment was filed with the court on March 23, 2007.

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

Other Proceedings

In addition, we were named, along with two other corporate entities, as a respondent in an administrative proceeding before the Utah Labor Commission in August 2006. In the proceeding, the seventy-six year old petitioner alleged that he was one of our employees from 1950 to 1954 and has contracted lung cancer as a result of his employment. The plaintiff sought medical expenses and permanent total disability compensation. The plaintiff is now deceased. His widow claims dependent’s benefits and burial benefits. We have denied all material allegations, are investigating the claim and will vigorously dispute the petitioner’s claims. Currently, this litigation is in the discovery stage. A hearing originally scheduled for April 5, 2007 has been rescheduled for September 2007.

Additionally, in April 2007, the Company’s former Chief Executive Officer filed suit against the Company alleging that the Company failed to sufficiently compensate him for the services he provided to the Company in his capacity as Chief Executive Officer.

Item 3.	Defaults Upon Senior Securities.

As of September 30, 2006, we were in default on two notes payable totaling $349,835. A $300,000 unsecured 8% interest note payable to an individual matured on February 9, 2003. As of September 30, 2006, we owed $286,835 under that note. A second $63,000 unsecured 12% interest note payable to a company matured on October 15, 2002. As of September 30, 2006, we owed $63,000 under that note.

Item 5.	Other Information.

There have not been any material changes to procedures by which security holders may recommend nominees to our board of directors.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation [Incorporated by reference to Exhibit A to Chief’s Schedule 14A Proxy Statement filed on December 17, 1999 (SEC File No. 001-01761)].
3.2	Amended and Restated By-laws [Incorporated by reference to Exhibit 3.2 to Amendment No. 1 of Chief’s Form 10-KSB report filed on September 5, 2007 (SEC File No. 001-01761)].
10.1	The Operating Agreement of Tintic Utah LLC dated as of July 17, 1996 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997 (SEC File No. 001-01761].
10.2	The First Amendment to Operating Agreement dated as of March 11, 1997 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997, (SEC File No. 001-01761].
10.3	Second Amendment to Operating Agreement dated as of November 10, 1997 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-K report filed on March 30, 1998 (SEC File No. 001-01761)].
10.4	Third Amendment to Operating Agreement dated as of October 1, 1998 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-KSB report filed on April 15, 1999 (SEC File No. 001-01761)].
10.5	Fourth Amendment to Operating Agreement dated as of September 9, 1999 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10E, filed as Exhibit A, to Chief’s Form 10-KSB report filed on March 30, 2000 (SEC File No. 001-01761)].
10.6	Fifth Amendment to the Operating Agreement dated as of January 1, 2001 [Incorporated by reference to Form 10-QSB filed on August 14, 2001].
10.7	The Articles of Organization of Tintic Utah LLC is incorporated by reference to an exhibit to Form 10-KSB filed on April 2, 1997.
10.8	Stock Purchase Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].
10.9	Registration Rights Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].
10.10	Form of Warrant issued to Dimeling, Schreiber & Park by Chief dated as of November 19, 1999 [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

EXHIBIT NO.	DESCRIPTION
10.11	EPA Consent Decree [Incorporated by reference to Exhibit 10.11 to Amendment No. 1 of Chief’s Form 10-KSB report filed on September 5, 2007 (SEC File No. 001-01761)].
10.12	Debenture Purchase Agreement [Incorporated by reference to Exhibit 10.12 to Amendment No. 1 of Chief’s Form 10-KSB report filed on September 5, 2007 (SEC File No. 001-01761)].
10.13	Escrow Agreement [Incorporated by reference to Exhibit 10.13 to Amendment No. 1 of Chief’s Form 10-KSB report filed on September 5, 2007 (SEC File No. 001-01761)].
10.14	Chief Consolidated Mining Company Prospect and Retrospect dated as November 2005 [Incorporated by reference to Exhibit 10.14 to Amendment No. 1 of Chief’s Form 10-KSB report filed on September 5, 2007 (SEC File No. 001-01761)].
21.1	Subsidiary List [Incorporated by reference to Exhibit 21.1 to Amendment No. 1 of Chief’s Form 10-KSB report filed on September 5, 2007 (SEC File No. 001-01761)].
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2006	December 31, 2005
Current assets
Cash	$1,898,923	$10
Prepaid expenses	101,685	—
Other current assets	16,060	7,320
Restricted cash held in escrow	—	2,500,000
Total current assets	2,016,668	2,507,330
Land and mining claims	950,000	950,000
Buildings, machinery and equipment, net	212,500	250,000
Reclamation funds on deposit	488,300	486,086
Total assets	$3,667,468	$4,193,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,010,076	$1,310,408
Related party payable	353,113	364,477
Interest payable	264,963	109,354
Director indemnification	—	240,000
Accrued liabilities	304,526	304,526
Accrued convertible common stock dividends	650,683	515,098
Notes payable	349,835	424,014
Total current liabilities	2,933,196	3,267,877

Long-term liabilities
Convertible debentures	2,500,000	2,500,000
Reclamation obligation	499,286	488,300
EPA settlement obligation	60,000,000	60,000,000
Total long-term liabilities	62,999,286	62,988,300

Minority interest in consolidated subsidiaries	24,727	24,727

Shareholders’ deficit
Preferred stock, $0.50 par value; 1,500,000 shares authorized;
10,899 shares outstanding; liquidation preference of $5,450	5,450	5,450
Convertible common stock, $0.50 par value; 30,000,000 shares
authorized; 4,060,000 shares outstanding	2,030,000	2,030,000
Common stock, $0.50 par value; 50,000,000 shares authorized;
10,635,507 shares outstanding	5,314,209	5,314,209
Additional paid-in capital	23,773,747	23,773,747
Stock purchase rights	3,321,747	3,321,747
Accumulated deficit	(96,734,894)	(96,532,641)
Total stockholders’ deficit	(62,289,741)	(62,087,488)
Total liabilities and stockholders’ deficit	$3,667,468	$4,193,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Mining revenue	$—	$—	$—	$—
Land sales and other	—	—	2,214	—
Total revenue	—	—	2,214	—

Operating expenses
General and administrative	93,439	89,675	244,412	179,284
Depreciation and depletion	12,500	42,197	37,500	126,590
Accretion of reclamation obligation	3,662	—	10,986	—
Total operating expenses	109,601	131,872	292,898	305,874

Other income (expense)
Interest Income	$26,030	$—	$54,345	$—
Interest expense	(58,636)	(10,133)	(178,278)	(30,066)
Gain on Forgiveness of Debt	82,933	—	347,949	—
Total Other income (expense)	50,327	(10,133)	224,016	(30,066)

Net loss	(59,274)	(142,005)	(66,668)	(335,940)

Convertible common stock dividend	(45,924)	(28,348)	(135,585)	(85,045)
Loss attributable to common stockholders	$(105,198)	$(170,353)	$(202,253)	$(420,985)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Basic and Diluted Weighted-Average Common Shares Outstanding	10,635,507	10,635,507	10,635,507	10,635,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(66,668)	$(335,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of reclamation obligation	10,986	—
Depreciation and depletion	37,500	126,590
Changes in operating assets and liabilities:
Other assets	(8,740)	15,000
Reclamation funds on deposit	(2,214)	—
Related party payable	(11,364)	114,383
Accounts payable	(300,332)	50,773
Interest payable	155,609	30,066
Prepaid expenses	(101,685)	—
Director indemnification	(240,000)	—
Net Cash Used in Operating Activities	(526,908)	872
Cash Flows from Financing Activities:
Net proceeds from release of cash held in escrow	2,500,000	—
Principal payments on notes payable	(74,179)	—
Net Cash Provided By Financing Activities	2,425,821	—
Net Change in Cash	1,898,913	872
Cash at Beginning of Year	10	1,554
Cash at 9/30/06 and 9/30/05	$1,898,923	$2,426
Supplemental Cash Flow Information
Cash paid for interest	$53,563	$—
Supplemental Schedule of Noncash Investing and Financing Activities
Disposal of fully depreciated assets	$—	$19,743
Convertible debentures issued for restricted cash	—	2,500,000
Convertible common stock dividends	135,585	85,045

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

During 2002, the Company suspended mining and processing operations. As a result, the Company is not generating any mining revenue and has not had sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration efforts related to the Burgin Mine. As of September 30, 2006, the Company had $950,000 of land and mining claims and $212,500 of mining related buildings, machinery and equipment, which in aggregate, represent approximately 32% of total assets. The Company’s buildings, machinery and equipment consist principally of the Tintic Mill located at the Trixie mine. The realization of the Company’s investment in land and mining claims and mining related buildings, machinery and equipment is dependent upon various factors, including the outcome of: (i) the Company’s success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) the Company’s ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while the Company pursues real estate development alternatives for portions of the Company’s land, (iii) the Company’s success in finding a joint venture partner to provide capital funding for the Company’s continued exploration of its mining properties, (iv) the Company’s ability to profitably lease the Tintic Mill or its mining claims to outside entities, and (v) the Company’s success in selling or developing certain of its land surface rights to fund its continued mining and exploration activities.

During 2002, the Environmental Protection Agency (EPA) completed a study and finalized its actions to be taken in response to the release of waste materials at and around the Eureka Mills Superfund Site located in Juab County, Utah. The EPA is seeking reimbursement from the Company in the amount of $60 million for its portion of the liability based on the ownership and the conduct of mining operations on portions of the site. During 2005, the Company reached a settlement agreement with the EPA regarding the judgment, as discussed more fully in Note 6.

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

NOTE 2 — RESTATEMENT OF FINANCIAL STATEMENTS

During 2007, the Company made adjustments in its financial statements for the three and nine months ended September 30, 2006 and 2005, related to reclassifying the loss from the EPA settlement from extraordinary item to other income (expense), recording and carrying the EPA settlement obligation at face value (undiscounted) with no accretion expense, adjustments for the reclassification of restricted cash held in escrow to cash, the recording of depreciation and depletion of fixed assets, a correction related to our related party payable to record additional expenses and associated liability for certain advances, the accrual of interest income and the reclassification and itemization of interest income and of gain on forgiveness of debt. The Company has restated its financial statements for the three and nine months ended September 30, 2006 and 2005 for the effects of these adjustments. The following tables summarize the effect of the restatement on those financial statements:

	As Originally Reported	Effect of Restatement	As Restated
September 30, 2006 Balance Sheet
Cash	$10	$1,898,913	$1,898,923
Restricted cash held in escrow	1,898,913	(1,898,913)	—
Buildings, machinery and equipment, net	250,000	(37,500)	212,500
Total assets	3,704,968	(37,500)	3,667,468
Related party payable	319,477	33,636	353,113
Interest payable	114,963	150,000	264,963
Total current liabilities	2,749,561	183,636	2,933,196
EPA settlement obligation	50,913,299	9,086,701	60,000,000
Total long-term liabilities	53,912,585	9,086,701	62,999,286
Accumulated deficit	(87,427,057)	(9,307,837)	(96,734,894)
Total stockholders’ deficit	(52,981,904)	(9,307,837)	(62,289,741)
Total liabilities and stockholders’ deficit	$3,704,969	$(37,500)	$3,667,468

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As Originally Reported	Effect of Restatement	As Restated
Three months ended September 30, 2006 Statement of Operations
Land sales and other	$108,962	$(108,962)	$—
Total revenue	108,962	(108,962)	—
General and administrative	90,318	3,121	93,439
Depreciation and depletion	—	12,500	12,500
Accretion of reclamation and EPA settlement obligations	622,038	(618,376)	3,662
Total operating expenses	712,356	(602,755)	109,601
Interest Income	—	26,030	26,030
Interest expense	(8,636)	(50,000)	(58,636)
Gain on Forgiveness of Debt	—	82,933	82,933
Total Other income (expense)	(8,636)	58,962	50,326
Net loss	(612,030)	552,755	(59,275)
Basic and diluted loss per common share	$(0.06)	$0.05	$(0.01)

Three months ended September 30, 2005 Statement of Operations
General and administrative	$89,154	$521	$89,675
Accretion of reclamation and EPA settlement obligations	585,927	(585,927)	—
Total operating expenses	717,277	(585,406)	131,871
Net loss	(727,410)	585,405	(142,005)
Basic and diluted loss per common share	$(0.07)	$0.06	$(0.02)

Nine months ended September 30, 2006 Statement of Operations
Land sales and other	$404,508	$(402,294)	$2,214
Total revenue	404,508	(402,294)	2,214
General and administrative	210,776	33,636	244,412
Depreciation and depletion	—	37,500	37,500
Accretion of reclamation and EPA settlement obligations	1,843,673	(1,832,687)	10,986
Total operating expenses	2,054,449	(1,761,551)	292,898
Interest Income	—	54,345	54,345
Interest expense	(28,277)	(150,000)	(178,278)
Gain on Forgiveness of Debt	—	347,949	347,949
Total Other income (expense)	(28,277)	252,294	(224,016)
Net loss	(1,678,218)	1,611,551	(66,668)
Basic and diluted loss per common share	$(0.17)	$0.15	$(0.02)

Nine months ended September 30, 2005 Statement of Operations
General and administrative	$147,721	$31,563	$179,284
Accretion of reclamation and EPA settlement obligations	1,757,780	(1,757,780)	—
Total operating expenses	2,032,091	(1,726,217)	305,874
Net loss	(2,062,157)	1,726,217	(335,940)
Basic and diluted loss per common share	$(0.04)	$0.16	$(0.04)

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

At September 30, 2006 and 2005, there were outstanding options to purchase 245,000 and 245,000 shares of common stock, respectively, which were excluded from the computation of diluted loss per common share. In addition, for the periods ended September 30, 2006 and 2005, there were 4,060,000 shares of convertible common stock outstanding and 10,000,000 shares of common stock underlying our convertible debentures outstanding that were excluded from the computations of diluted loss per common share. These potential common shares were excluded because they were antidilutive and would have decreased diluted loss per common share.

Reclamation Costs – The Company provides for reclamation costs and penalties for the retirement obligations associated with tangible long-lived assets. Reclamation liabilities are accrued based on estimates of known environmental exposure in conjunction with feasibility studies and are accreted over the estimated life of the assets.

Environmental Remediation Costs (EPA Settlement) Liability – The Company follows the guidance of SOP 96-1, Environmental Remediation Liabilities, by accounting for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are recognized upon the completion of a feasibility study.

Such accruals are adjusted as further information develops or cirumstances change. Costs of future expenditures are not discounted to their present value.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for the fiscal years beginning after December 15, 2006. The impact of adoption of this interpretation on the Company’s consolidated financial statements, if any, has not yet been determined.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

The Company has amounts payable to Dimeling, Schreiber & Park in the amount of $298,117 and $264,481 at September 30, 2006 and December 31, 2005, respectively, and owes Dimeling, Schreiber &

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Park $2,500,000 at September 30, 2006 and December 31, 2005 under the terms of convertible debentures payable, as discussed further in Note 5. A representative of Dimeling, Schreiber & Park is management of the Company. In addition, the Company has accrued payroll liabilities in the amount of $54,996 and $99,996 to former employees as of September 30, 2006 and December 31, 2005.

NOTE 5 — NOTES PAYABLE

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

Dimeling, Schreiber and Park placed $2.5 million in escrow during December 2005. The funds remained in escrow until July 2006 when the Company received creditor acceptances (repayment on a negotiated basis, or compromise offer) representing 50% of the outstanding aggregate unsecured amounts owed. The $2.5 million released from escrow were therefore reclassified from restricted cash held in escrow to cash.

Notes payable are summarized as follows at September 30, 2006 and December 31, 2005:

	2006	2005
$300,000 unsecured note payable to an individual, 8% interest, matured February 9, 2003, in default	$286,835	$286,835
$63,000 unsecured note payable to a company, 12% interest, matured October 15, 2002, in default	63,000	63,000
$104,627 note payable to a company, 8% interest secured by equipment, matured December 1, 2002	—	74,179
Total notes payable	$349,835	$424,014

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The judgment amount of $60 million represents the future value of clean up costs when the terms of the consent decree are satisfied on February 9, 2010. The Company elected to adopt SFAS 5 and SOP 96-1 during the year ended December 31, 2002 with respect to the EPA settlement obligation. The Company recognized the face value (undiscounted) of the liability and there will be no accretion expense of it.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the asset retirement obligations is as follows:

	EPA Liability	Other	Total
Balance, December 31, 2005	$60,000,000	$488,300	$60,488,300
Accretion expense	—	10,986	10,986
Balance, September 30, 2006	$60,000,000	$499,286	$60,499,286

NOTE 7 — OTHER COMMITMENTS AND CONTINGENCIES

On May 24, 2002, a suit was filed against the Company by a limited liability company (‘‘the LLC’’) for $1,787,400 in damages, as well as punitive damages, that derive from claims by the LLC that the Company had committed to purchase certain water rights that the LLC owned or was in process of obtaining with the intent to sell to the Company. The Company settled the liability for $25,000 during the year ended December 31, 2004. The liability has been paid.

During 2002, a former employee filed a suit for $43,425 for severance pay, which was settled and paid during the 2nd quarter of 2006.

During 2003, two former directors made a claim seeking indemnification for approximately $240,000 in legal fees resulting from a lawsuit brought by a former director. This claim was settled and paid in the 2nd quarter of 2006.

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

CHIEF CONSOLIDATED MINING COMPANY
By: /s/ Richard R.Schreiber
Richard R. Schreiber President (Principal Executive Officer and Principal Financial Officer)

Dated: September 6, 2007