Form 10KSB/A
period 2005-12-31
CHIEF CONSOLIDATED MINING CO
filed 2007-10-26
CIK 19913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 2

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

YES                 NO   X

Explanatory Note

The purpose of this Amendment to the Annual Report on Form 10-KSB of Chief Consolidated Mining Company (the ‘‘Company’’) for the year ended December 31, 2005 (the ‘‘Original Form 10-KSB’’) is to (i) provide additional information concerning the EPA consent decree; (ii) update the Company’s financial statements; and (iii) provide geological information regarding our properties.

This Amendment amends and restates in its entirety the Original Form 10-KSB. This Amendment continues to reflect circumstances as of the date and time of the filing of the Original Form 10-KSB and does not reflect events occurring after the filing of the Original Form 10-KSB or modify or update any other disclosures in any way.

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

We are the direct owner of, or have a membership or stock ownership interest in, approximately 16,000 acres of patented mining property in the Tintic and East Tintic Mining Districts, located in Juab and Utah Counties of Utah. Title to the 16,000 acres of patented mining ground is vested in us, as the owner of the land. We are an exploration stage company. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation may be made as to economic and legal feasibility of a development program.

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

Leonard Weitz

On April 23, 2007, Leonard Weitz filed a complaint against us in the Fourth Judicial District in and for Utah County, Utah (Case No. 07010174). An amended complaint was filed on June 23, 2007. The complaint is seeking money damages in the amount of $726,000.00 for alleged breach of contract arising out of Mr. Weitz’s employment agreement with the Company. We believe we have meritorious defenses to the claims asserted in the action and intend to vigorously defend the matter.

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

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) Of the Exchange Act.

Directors and Executive Officers

The name and age of each of our directors and executive officers and the positions and offices held by him are:

Name of Directors and Executive Officers	Age	Offices with Chief	Term During Which Served in Office
Richard R. Schreiber	52	Director and Interim President	Director since 2001 and Interim President since 2002
Steven G. Park	51	Director, Secretary and Treasurer	Director since October 2001.

The following is a brief account of the business experience during the past five years of each director and executive officer named above.

Steven G. Park	A principal of Dimeling, Schreiber & Park, a private investment partnership that makes private equity investments in a broad range of middle market companies.
Richard R. Schreiber	A principal of Dimeling, Schreiber & Park, a private investment partnership that makes private equity investments in a broad range of middle market companies.

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

Item 13. Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation [Incorporated by reference to Exhibit A to Chief’s Schedule 14A Proxy Statement filed on December 17, 1999 (SEC File No. 001-01761)].

3.2	Amended and Restated By-laws [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)]

10.1	The Operating Agreement of Tintic Utah LLC dated as of July 17, 1996 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997 (SEC File No. 001-01761].

10.2	The First Amendment to Operating Agreement dated as of March 11, 1997 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997, (SEC File No. 001-01761].

10.3	Second Amendment to Operating Agreement dated as of November 10, 1997 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-K report filed on March 30, 1998 (SEC File No. 001-01761)].

10.4	Third Amendment to Operating Agreement dated as of October 1, 1998 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-KSB report filed on April 15, 1999 (SEC File No. 001-01761)].

10.5	Fourth Amendment to Operating Agreement dated as of September 9, 1999 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10E, filed as Exhibit A, to Chief’s Form 10-KSB report filed on March 30, 2000 (SEC File No. 001-01761)].

10.6	Fifth Amendment to the Operating Agreement dated as of January 1, 2001 [Incorporated by reference to Form 10-QSB filed on August 14, 2001]

10.7	The Articles of Organization of Tintic Utah LLC is incorporated by reference to an exhibit to Form 10-KSB filed on April 2, 1997.

10.8	Stock Purchase Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.9	Registration Rights Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.10	Form of Warrant issued to Dimeling, Schreiber & Park by Chief dated as of November 19, 1999 [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.11	EPA Consent Decree [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)]

10.12	Debenture Purchase Agreement [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)]

10.13	Escrow Agreement [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)]

10.14	Chief Consolidated Mining Company Prospect and Retrospect, dated as of November 2005 [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)]

21.1	Subsidiary List [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)]

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

A reconciliation of the asset retirement obligations is as follows:

Balance, December 31, 2003	$450,200
Accretion expense	36,016
Balance, December 31, 2004	486,216
Accretion expense	2,084
Balance, December 31, 2005	$488,300

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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Date:    October 19, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date
/s/ Richard R. Schreiber	October 19, 2007
Richard R. Schreiber, Director, President (Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)
/s/ Stephen G. Park, Director	October 19, 2007
Stephen G. Park, Director