Form 10KSB
period 2006-12-31
CHIEF CONSOLIDATED MINING CO
filed 2007-11-20
CIK 19913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $                          .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2007:

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

In addition, in May 2006, some of the holdings of Tintic Utah Metals, LLC, Central Standard, and Eagle and Blue Bell Mining co., our subsidiaries, were sold at tax sale. We have been reviewing our options to recover these properties.

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

Brief History of the Mining District

Ore was initially discovered in the Tintic District, where we own our property, at the end of the 19th century. Within a few years most of the major outcropping ore-bodies were being mined and there were 15-20 exploitation and exploration shafts. By the end of the 1871, three mining camps had been established – Eureka, Silver City and Diamond City. All future discoveries of major deposits in the East Tintic would be blind ore-bodies, based on surface alteration and found by underground geologic interpretation. In the early 1900s, miners became interested in the Tintic Standard area. The Tintic Standard Mine went on to become one of the major lead-silver mines in the world.

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

Property Description and Location

Our property in the Tintic Mining District comprises approximately 16,000 acres of patented mining claims. This property is located in Juab and Utah Counties in the State of Utah (see figure No. 2 below). In order to retain title to the patented mining property, we must pay all applicable land taxes each year. Of these mining claims, approximately 8,500 acres of patented mining rights are held by Tintic Utah Metals LLC. The center of the property is approximately 39º - 57´ N latitude and 112º - 20´ W longitude. The area is dominated by the East Tintic Mountains, a north trending fault block range near the eastern margin of the Great Basin.

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

The consultants have not yet determined the full extent and location of our mining claims. In the technical study, the consultants concentrated their efforts on the East Tintic District, the location of the Burgin Mine. The approximate claim boundary in that area is shown on Figure No. 3 below:

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

Drilling Program. As part of this Burgin Mine Program, the consultants recommended that an underground drill program be conducted from the Burgin 1050 level, accessed via the Apex No. 2 shaft. Surface drilling has been discounted due to the inability to ensure that the drill penetrates the desired ore zone and exactly twins existing holes. The shaft and 1050 level will need inspection and rehabilitation as necessary. Ventilation, communications and safety facilities will also require attention (see figure No. 5 below). The objectives of this work, at an estimated cost of $2,500,000, will be to provide a NI 43-101 compliant resource and subsequent reserve, to obtain samples for metallurgical testing and to ascertain initial hydrological characteristics relative to ore deposit dewatering.

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

See ‘‘Item 1. Description of Business — EPA Settlement.’’

Utah Labor Commission Administrative Proceeding

We were named, along with two other corporate entities, as a respondent in an administrative proceeding before the Utah Labor Commission in August 2006. In the proceeding, the seventy-six year old petitioner alleges that he was our employee from 1950 to 1954 and has contracted lung cancer as a result of his employment. The plaintiff sought medical expenses and permanent total disability compensation. The plaintiff is now deceased. His widow has now claimed dependent’s benefits and burial benefits. We have filed an answer in the proceeding denying all material allegations and are investigating the claim, and will vigorously dispute his claims. The litigation is currently in the discover stage. A hearing was scheduled for September 2007. That hearing was continued at the request of the petitioner, based on a defense raised by us. No new hearing date has been set.

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

Robert Hermann Note

Robert Hermann filed an action against us in the Fourth Judicial District Court in and for Juab County, Utah (Civil No. 020600121). He obtained a judgment against us as a result of our default on a loan owed to Mr. Hermann. Mr. Hermann then conducted a sheriff’s sale to obtain the amount of the judgment. As the sheriff’s sale did not realize enough to pay the full loan balance, we settled the remaining balance with Mr. Hermann for $379,610. This amount was paid in full in December 2006. Mr. Hermann’s counsel executed a satisfaction of judgment on March 21, 2007 and the satisfaction of judgment was filed with the court on March 23, 2007.

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

Alta Steel

Alta Steel filed a complaint against Tintic Utah Metals, LLC, our subsidiary, in the Fourth Judicial District Court in and for Juab County, Utah (Civil No. 020600141). Alta Steel claimed monetary damages in the amount of $12,440.35 for materials and labor supplied by Alta Steel. A default judgment was entered against Tintic Utah Metals, LLC on November 27, 2002 in the amount of $12,440.35. Tintic Utah filed a motion to set aside the judgment on November 28, 2002. We then settled the judgment for $2,448.07 in March 2007. The amount was paid in full on April 24, 2007.

Codale Electric Supply, Inc.

On June 25, 2002, Codale Electric Supply, Inc. filed a complaint against us and Tintic Utah Metals, LLC, our subsidiary, in the Fourth Judicial District Court in and for Utah County, Utah (Civil No. 020402764). The complaint sought money damages in the amount of $16,583.18 plus attorneys’ fees and costs for breach of contract, breach of covenant of good faith and fair dealings, quantum meruit and mechanic’s lien foreclosure. Judgment was stipulated to and entered in the amount of $19,378.34 on May 6, 2003. We have made an offer to settle, but the plaintiff has not responded to our offer.

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

Our shares of common stock are traded in the over the counter market known as the Pink Sheets under the symbol ‘‘CFCM.PK.’’ High and low sales prices of our common stock for each quarterly period during the past two years are as follows:

	High	Low
2007 Market Price
Third Quarter	$0.45	$0.25
Second Quarter	$0.50	$0.30
First Quarter	$0.50	$0.30
2006 Market Price
Fourth Quarter	$0.50	$0.35
Third Quarter	$0.50	$0.39
Second Quarter	$0.60	$0.35
First Quarter	$0.54	$0.30
2005 Market Price
Fourth Quarter	$0.49	$0.26
Third Quarter	$0.55	$0.25
Second Quarter	$0.55	$0.30
First Quarter	$0.65	$0.30

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

Our financial statements have been prepared assuming that we will continue as a going concern. We have suffered net losses of $120,616 and $448,025 for the years ended December 31, 2006 and 2005, respectively. Additionally, as of December 31, 2006, we had an accumulated deficit of $96,832,580. These matters raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2006, we had $950,000 of land and mining claims and $200,000 of mining related buildings, machinery and equipment. The realization of our investment in land and mining claims and mining related buildings and equipment is dependent upon various factors, including: our success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, and our ability to obtain necessary funding to continue exploration of the mining properties and to finance operations.

In December 2005, Dimeling, Schreiber & Park Reorganization Fund II, LP agreed to purchase $2.5 million in convertible debentures contingent upon creditors holding more than 50% of our outstanding indebtedness agreeing to settle such outstanding amounts. The funds are held in escrow by our legal counsel and are dispersed by the escrow agent to pay creditors as they individually agree with us and to pay legal, accounting and other consulting fees. As of the date of this report, the minimum level of creditor acceptances has been reached. The funds remain in escrow, however, as a practical method of paying creditors and other expenses, as we do not have any employees to disburse the funds. The debentures automatically convert into common stock at $0.25 per share immediately upon shareholder approval of certain amendments to our Articles of Incorporation, including a decrease in the par value. The minimum level of acceptances with creditors has been reached. In the event that the shareholders do not approve such amendments, the debentures will become immediately due and payable.

Item 7.	Financial Statements.

See Financial Statements beginning on page F-1.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

Based on an evaluation of Chief’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended), the Chief Executive and Chief Financial Officer of Chief has concluded that Chief’s disclosure controls and procedures were effective as of December 31, 2006.

There were no changes in Chief’s internal controls over financial reporting during the year ended December 31, 2006 that materially affected, or was reasonably likely to materially affect, Chief’s internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) Of the Exchange Act.

Directors and Executive Officers

The name and age of each of our directors and executive officers and the positions and offices held by him are:

Name of Directors and Executive Officers	Age	Offices with Chief	Term During Which Served in Office
Richard R. Schreiber	52	Director and Interim President	Director since 2001 and Interim President since 2002
Steven G. Park	53	Director, Secretary and Treasurer	Director since October 2001.

The following is a brief account of the business experience during the past five years of each director and executive officer named above.

Steven G. Park	A principal of Dimeling, Schreiber & Park, a private investment partnership that makes private equity investments in a broad range of middle market companies.
Richard R. Schreiber	A principal of Dimeling, Schreiber & Park, a private investment partnership that makes private equity investments in a broad range of middle market companies.

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

Executive Officer Compensation

Our executive officers, Richard R. Schreiber, our President, and Steven G. Park, our Secretary and Treasurer, did not receive any compensation during the fiscal years ended December 31, 2006 and 2005.

Outstanding Equity Awards at Fiscal-Year End Table

The following table sets forth information regarding unexercised options, unvested shares of Common Stock and any awards under an equity incentive plan as of December 31, 2006 for our President and Steven G. Park, our Secretary and Treasurer:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#): Exercisable	Number of Securities Underlying Unexercised Options (#): Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Share or Units that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)	Equity Incentive Plan Awards: Number Market or Payout Value of Unearned Shares, Units, or other Rights that have not Vested ($)
Richard R. Schreiber	60,000	-0-	-0-	$2.90	06/11/2011	-0-	-0-	-0-	-0-
Steven G. Park	60,000	-0-	-0-	$3.00	10/16/2011	-0-	-0-	-0-	-0-

Compensation of Directors

Our directors did not receive any compensation during fiscal year 2006.

Equity Compensation Plans

The Company does not currently have any equity compensation plans in effect. All outstanding options at December 31, 2006 are nonqualified stock options.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows as of July 10, 2007, stock ownership of all persons known to management, to be beneficial owners of more than 5% of our Common Stock and our directors and executive officers.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Five Percent Shareholders:
Dimeling, Schreiber & Park, as General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP 1629 Locust Street Philadelphia, PA 19103(2)	5,904,522	(3)	35.7%
Directors and Named Executive Officers:
Steven G. Park(2)	5,964,522	(3)(4)	35.9%
Richard R. Schreiber(2)	5,964,522	(3)(5)	35.9%
Owned by all directors and officers as a group (2 persons)	6,024,522	(3)(4)(5)	36.2%

(1)    Based upon 4,060,000 shares of Convertible Common Stock, 10,635,507 shares of Common Stock outstanding as of July 10, 2007. Holders of Convertible Common Stock and Common Stock share voting rights.

(2)    Richard R. Schreiber and Steven G. Park are principals of Dimeling, Schreiber & Park, which serves as the general partner of Dimeling, Schreiber & Park Reorganization Fund II, LP, and they share voting and investment power over the shares reported in the table.

(3)    The number of shares beneficially owned includes 1,844,522 shares of Convertible Common Stock issuable as cumulative dividends in arrears, but does not include up to 10,000,000 shares of Common Stock issuable upon the conversion of outstanding debentures purchased by Dimeling, Schreiber & Park Reorganization Fund II, LP. The debentures automatically convert if and when the shareholders approve certain changes in the Articles of Incorporation, including a change in par value.

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

In December 2005, we issued and sold convertible debentures in the amount of $2.5 million to Dimeling, Schreiber and Park Reorganization Fund II, LP. The debentures accrue interest at an annual rate of 8%, payable at the time of conversion in additional shares of common stock. The fixed conversion price is $0.25 per share. The debentures automatically convert into shares of common stock at the rate of 4,000 shares for each $1,000 principal amount upon the approval by the shareholders of certain amendments to the Articles of Incorporation, including a change in par value and increase in authorized capital.

Dimeling Schreiber and Park Reorganization Fund II, LP placed $2.5 million in escrow during December 2005. The funds remain in escrow until such time that we received creditor acceptances

(repayment on a negotiated basis, or compromise offer) representing 50% of the outstanding aggregate unsecured amounts owed. As of the date of this report, the minimum level of creditor acceptances has been reached. The funds remain in escrow, however, as a practical method of paying creditors and other expenses, as we do not currently have any employees to disburse the funds. In the event that the shareholders fail to approve the certain amendments to the Articles of Incorporation, the convertible debentures will become immediately due and payable.

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

Item 14. Principal Accountant Fees and Services.

Information Regarding Accounting Matters

Audit Fees

The aggregate fees billed for the years ended December 31, 2006 and December 31, 2005 for the professional services rendered by Hansen, Barnett & Maxwell, P.C. the Company’s principal accountant, for the audit of the Company’s annual financial statements and review of financial statements or services that are normally provided by the Company’s principal accountant in connection with statutory and regulatory filings or engagements for such fiscal years equaled $27,018 and $13,306, respectively.

Audit-Related Fees

There were no fees billed for the years ended December 31, 2006 and December 31, 2005, for assurance and related services by Hansen, Barnett & Maxwell, P.C. that are reasonably related to audit or review of the Company’s financial statements not reported under ‘‘Audit Fees’’ above.

Tax Fees

The aggregate fees billed for the years ended December 31, 2006 and December 31, 2005 for professional services rendered by Hansen, Barnett & Maxwell, P.C. for tax compliance, tax advice, and tax planning equaled $82 and $0, respectively, and consisted of assistance in the preparation of tax returns, and general tax research and planning.

All Other Fees

No other fees were billed by Hansen, Barnett & Maxwell, P.C. to the Company during 2006 or 2005.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Chief Consolidated Mining Company

We have audited the accompanying consolidated balance sheets of Chief Consolidated Mining Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chief Consolidated Mining Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
November 19, 2007

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current assets
Cash	$939,578	$10
Other current assets	35,720	7,320
Restricted cash held in escrow	—	2,500,000
Total current assets	975,298	2,507,330

Land and mining claims	950,000	950,000
Buildings, machinery and equipment, net	200,000	250,000
Reclamation funds on deposit	488,300	486,086
Total assets	$2,613,598	$4,193,416
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$588,339	$1,310,408
Related party payable	380,305	364,477
Interest payable	200,000	109,354
Director indemnification	—	240,000
Accrued liabilities	110,285	304,526
Accrued convertible common stock dividends	694,421	515,098
Notes payable	—	424,014
Total current liabilities	1,973,350	3,267,877
Long-term liabilities
Convertible debentures	2,500,000	2,500,000
Reclamation obligation	502,948	488,300
EPA settlement obligation	60,000,000	60,000,000
Total long-term liabilities	63,002,948	62,988,300
Minority interest in consolidated subsidiaries	24,727	24,727
Shareholders’ deficit
Preferred stock, $0.50 par value; 1,500,000 shares authorized; 10,899 shares outstanding; liquidation preference of $5,450	5,450	5,450
Convertible common stock, $0.50 par value; 30,000,000 shares authorized; 4,060,000 shares outstanding	2,030,000	2,030,000
Common stock, $0.50 par value; 50,000,000 shares authorized; 10,635,507 shares outstanding	5,314,209	5,314,209
Additional paid-in capital	23,773,747	23,773,747
Stock purchase rights	3,321,747	3,321,747
Accumulated deficit	(96,832,580)	(96,532,641)
Total stockholders’ deficit	(62,387,427)	(62,087,488)
Total liabilities and stockholders’ deficit	$2,613,598	$4,193,416

The accompanying notes are an integral part of these financial statements

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005
Revenue
Mining revenue	$—	$—
Land sales and other	2,214	—
Total revenue	2,214	—
Operating expenses
General and administrative	471,540	235,540
Depreciation and depletion	50,000	168,787
Accretion of reclamation obligation	14,648	2,084
Total expenses	536,188	406,411
Other income (expense)
Interest Income	72,990	—
Interest expense	(235,996)	(41,614)
Gain on forgiveness of debt	576,364	—
Total Other income (expense)	413,357	(41,614)
Net loss	(120,616)	(448,025)
Eight percent convertible common stock dividends	(179,323)	(113,393)
Loss attributable to common stockholders	$(299,939)	$(561,418)
Basic and diluted loss per common share	$(0.03)	$(0.05)
Basic and Diluted Weighted-Average Common Shares Outstanding	10,635,507	10,635,507

The accompanying notes are an integral part of these financial statements

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006

	Preferred Stock		Convertible Common Stock		Common Stock		Additional Paid-in Capital	Stock Purchase Rights	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – December 31, 2004	10,899	$5,450	4,060,000	$2,030,000	10,635,507	$5,314,209	$23,773,747	$3,321,747	$(95,971,223)	$(61,526,070)

Net loss	—	—	—	—	—	—	—	—	(448,025)	(448,025)
Eight percent convertible common stock dividends	—	—	—	—	—	—	—	—	(113,393)	(113,393)
Balance – December 31, 2005	10,899	5,450	4,060,000	2,030,000	10,635,507	5,314,209	23,773,747	3,321,747	(96,532,641)	(62,087,488)

Net loss	—	—	—	—	—	—	—	—	(120,616)	(120,616)
Eight percent convertible common stock dividends	—	—	—	—	—	—	—	—	(179,323)	(179,323)

Balance – December 31, 2006	10,899	$5,450	4,060,000	$2,030,000	10,635,507	$5,314,209	$23,773,747	$3,321,747	$(96,832,580)	$(62,387,427)

The accompanying notes are an integral part of these financial statements

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(120,616)	$(448,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of reclamation obligation	14,648	2,084
Gain on forgiveness of debt	(576,364)	—
Depreciation and depletion	50,000	168,787
Changes in operating assets and liabilities:
Other assets	(28,400)
Reclamation funds on deposit	(2,214)	(38,100)
Related party payable	26,213	165,192
Accounts payable	(523,700)	91,904
Interest payable	133,832	41,614
Prepaid expenses	—	15,000
Accrued liabilities	(88,074)	—
Director indemnification	(127,736)	—
Net Cash Used in Operating Activities	(1,242,411)	(1,544)
Cash Flows from Financing Activities:
Proceeds from release of proceeds from convertible debentures from restricted cash	2,500,000
Principal payments on notes payable	(318,021)	—
Net Cash Provided By Financing Activities	2,181,979	—
Net Change in Cash	939,568	(1,544)
Cash at Beginning of Year	10	1,554
Cash at End of Year	$939,578	$10
Supplemental Cash Flow Information
Cash paid for interest	$145,350	$—
Supplemental Schedule of Noncash Investing and Financing Activities
Disposal of fully depreciated assets	$—	$19,743
Convertible debentures issued for restricted cash	—	2,500,000
Convertible common stock dividends accrued	179,323	113,393
Cash paid for interest	145,350	—

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

Restricted Cash Held in Escrow – Dimeling Schreiber & Park Reorganization Fund II, LP placed $2.5 million in escrow during December 2005 upon the Company issuing to them $2,500,000 of convertible debentures, as further described in Note 9. The funds remained in escrow until such time the Company had receipt of creditor acceptances (repayment on a negotiated basis, or compromise offer) representing 50% of the outstanding aggregate unsecured amounts owed. The Company satisfied this requirement in July 2006 and, accordingly, the restricted cash was reclassified from a current asset at December 31, 2005 to cash at December 31, 2006.

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

At December 31, 2006 and 2005, there were outstanding options to purchase 185,000 and 245,000 shares of common stock, respectively, which were excluded from the computation of diluted loss per common share. In addition, for the years ended December 31, 2006 and 2005, there were 4,060,000 shares of convertible common stock outstanding that were excluded from the computation of diluted loss per common share calculation. These potential common shares were excluded because they were antidilutive and would have decreased diluted loss per common share.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for the fiscal years beginning after December 15, 2006. The impact of adoption of this interpretation on the Company’s consolidated financial statements, if any, has not yet been determined.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. The Company is currently evaluating whether to adopt SFAS No. 159.

Business Conditions – The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of December 31, 2006, the Company had $950,000 of land and mining claims and $200,000 of mining related buildings, machinery and equipment, which in aggregate, represent approximately 44% of total assets. The Company’s buildings, machinery and equipment consist principally of the Tintic Mill located at the Trixie mine. The realization of the Company’s investment in land and mining claims and mining related buildings, machinery and equipment is dependent upon various factors, including the outcome of: (i) the Company’s success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) the Company’s ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while the Company pursues real estate development alternatives for portions of the Company’s land, (iii) the Company’s success in finding a joint venture partner to provide capital funding for the Company’s continued exploration of its mining properties, (iv) the Company’s ability to profitably lease the Tintic Mill or its mining claims to outside entities,

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and (v) the Company’s success in selling or developing certain of its land surface rights to fund its continued mining and exploration activities.

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

During 2002, the Environmental Protection Agency (EPA) completed a study and finalized its actions to be taken in response to the release of waste materials at and around the Eureka Mills Superfund Site located in Juab County, Utah. The EPA is seeking reimbursement from the Company in the amount of $60 million for its portion of the liability based on the ownership and the conduct of mining operations on portions of the site. During 2005, the Company reached a settlement agreement with the EPA regarding the judgment, as discussed more fully in Note 12.

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

NOTE 3 — CAPITALIZATION

Convertible Common Stock – Through December 31, 2001, the Company had issued 560,000 shares of convertible common stock in payment of dividends on the redeemable convertible common stock. The convertible common stock carries a dividend rate of 8 percent, payable in-kind with shares of convertible common stock. The terms of the convertible common stock require that the Company shall not declare dividends on the common stock as long as the convertible common stock is outstanding. Dimeling, Schreiber & Park (‘‘DS&P’’) shall have a preemptive right to purchase new issuances of securities of the Company before any other investors, not to include certain issuances including securities issued in any public offering or a merger.

Dividends accrue on the convertible common stock at the rate of 8% per annum and are payable in-kind with convertible common shares, and amounted to 437,372 shares and 404,974 shares during the years ended December 31, 2006 and 2005, respectively. The in-kind dividends were valued based on the average market price of the common stock during the period and resulted in recognizing $179,323 and $113,393 of convertible common stock dividends during the years ended December 31, 2006 and 2005, respectively. No further dividends will be paid if DS&P’s ownership of all classes of common stock increases to 68%. As of December 31, 2006 DS&P’s actual ownership totaled 27.63% and ownership including dividends in arrears totaled 35.70%.

Preferred Stock – The Board of Directors of the Company authorized the issuance of common stock in exchange for preferred stock on a share-for-share basis if elected by the preferred stockholders. Preferred shares obtained by the Company in the exchange are retired. During 2006 and 2005, no preferred shares were exchanged for common shares.

The shares of preferred stock and common stock of the Company have equal right to receive dividends, to vote, and in all other respects except that upon liquidation of the Company the preferred shares are entitled to a preferential payment of $0.50 per share.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — STOCK OPTIONS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion (‘‘APB’’) No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company had adopted the disclosure-only provision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’). No employee or director options were granted or vested during the years ended December 31, 2006 and 2005, and no compensation was recognized.

Incentive Stock Options – At December 31, 2006, no stock options remain outstanding under the incentive stock option plan.

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

During 2000, the Board of Directors approved the granting of nonqualified stock options for the purchase of 20,000 shares of common stock to a key employee of Tintic. These options have an exercise price of $2.19 per share. However, the exercise price was lower than the market price of the stock on the day the Company granted options. As a result, the Company recognized $21,250 of deferred compensation for the difference between the option price and the market price. This deferred compensation was being amortized over the three year vesting period. On April 1, 2002 the employee left the Company, thus no additional shares would vest. The unamortized compensation cost of $11,220 was removed through additional paid-in capital. No options were granted for the years ended December 31, 2006 and 2005. A summary of the status of the nonqualified stock options at December 31, 2006 and 2005 and related changes during the years then ended is as follows:

	Options	Average Exercise Price	Average Remaining Life (Years)	Range of Exercise Prices
Balance, December 31, 2004	680,000	2.43	5.87	2.19 – 3.50
Expired	450,000	2.30
Balance, December 31, 2005	230,000	2.68	4.01	2.19 – 3.00
Expired	60,000	2.44
Balance, December 31, 2006	170,000	$2.77	5.43	$2.19 – $3.00

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INCOME TAXES

The Company believes it is unlikely that the deferred tax assets will be realized and the deferred tax assets have been fully allowed against. The net deferred tax asset consisted of the following at December 31:

	2006	2005
EPA settlement obligation	$22,380,000	$22,380,000
Reclamation obligation	182,136	182,136
Mine exploration costs	2,047,500	2,457,000
Land and mining claims	610,074	610,074
Buildings and equipment	234,850	352,275
Impairment loss on equity investment	48,994	48,994
Accrued director indemnification	—	89,520
Stock-based compensation	57,682	78,040
Operating loss carryforwards	8,570,301	7,995,739
Total deferred tax assets	34,131,537	34,193,778
Valuation allowance	(34,131,537)	(34,193,778)
Net deferred tax asset	$—	$—

A reconciliation of the expected U.S. federal income tax computed at the statutory rate to the provision for income taxes is as follows for the years ended December 31:

	2006	2005
Tax at federal statutory rate – 34%	$(30,306)	$(152,329)
State benefit, net of federal tax	(2,941)	(14,785)
Change in valuation allowance	33,277	167,114
Net tax expense	$—	$—

Since operations ceased in 2002, the Company has failed to file its federal income tax returns. The net operating losses expire as follows:

Year of Expiration	Amount
2007	$181,000
2008	773,000
2009	930,000
2010	1,284,000
2011	1,038,000
2012	648,000
2018	992,000
2019	1,085,000
2020	2,161,000
2021	3,457,000
2022	2,765,000
2023	1,745,000
2024	1,854,000
2025	2,267,000
2026	1,796,000
$22,976,000

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6 — RELATED PARTY TRANSACTIONS

The Company has amounts payable to Dimeling, Schreiber & Park Reorganization Fund II, LP in the amount of $321,143 and $264,481 at December 31, 2006 and 2005, respectively and owed Dimeling, Schreiber & Park Reorganization Fund II, LP $2,500,000 at December 31, 2006 and 2005 under the terms of convertible debentures payable. A representative of Dimeling, Schreiber & Park Reorganization Fund II, LP is management of the Company. In addition, the Company has accrued payroll liabilities in the amount of $59,162 and $99,996 to former employees at December 31, 2006 and 2005.

NOTE 7 — NOTES PAYABLE

Notes payable are summarized as follows at December 31, 2006 and 2005:

	2006	2005
$300,000 unsecured note payable to an individual, 8% interest, matured February 9, 2003	$—	$286,835
$63,000 unsecured note payable to a company, 12% interest, matured October 15, 2002	—	63,000
$104,627 note payable to a company, 8% interest secured by equipment, matured December 1, 2002	—	74,179
Total notes payable	$—	$424,014

NOTE 8 — ASSET RETIREMENT OBLIGATIONS

Reclamation of Mines   –   On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: the timing of liability recognition, initial measurement of the liability, allocation of asset retirement cost to expense, subsequent measurement of the liability and financial statement disclosures. The implementation of SFAS No. 143 resulted in a cumulative effect on prior years of the change in accounting principle of $33,348. The effect was recorded during the first quarter of 2003 as a decrease in net loss.

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

The Company has cash held in escrow in the form of reclamation bonds with the State of Utah to settle the obligations when all mining efforts have been abandoned. All interest income on the bonds is currently being garnished by the Internal Revenue Service to cover certain taxes, penalties, and interest included in accrued liabilities on the Company’s balance sheet. The Company has issued a bond to the State of Utah totaling $488,300 at December 31, 2006.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the asset retirement obligations is as follows:

Balance, December 31, 2004	$486,216
Accretion expense	2,084
Balance, December 31, 2005	$488,300
Accretion expense	14,648
Balance, December 31, 2006	$502,948

NOTE 9 — CONVERTIBLE DEBENTURES

During December 2005, the Board resolved to issue convertible debentures in the amount of $2.5 million to Dimeling, Schreiber & Park Reorganization Fund II, LP. The debentures accrue interest at an annual rate of 8%, payable at the time of conversion in additional shares of common stock. The conversion price is $0.25 per share. The debentures automatically convert into shares of common stock at the rate of 4,000 shares for each $1,000 principal amount upon the approval of the shareholders of certain amendments to the Articles of Incorporation. Under APB 14, none of the proceeds were attributable to the conversion feature.

Dimeling Schreiber & Park Reorganization Fund II, LP placed $2.5 million in escrow during December 2005. The funds remained in escrow until such time the Company had receipt of creditor acceptances (repayment on a negotiated basis, or compromise offer) representing 50% of the outstanding aggregate unsecured amounts owed. The Company satisfied this requirement in July 2006.

NOTE 10 — LAND, MINING CLAIMS, AND PROPERTY AND EQUIPMENT

Land and mining claims and buildings, machinery and equipment consisted of the following as of December 31, 2006 and 2005:

	2006	2005
Land and mining claims	$950,000	$950,000
Mill	$250,000	$250,000
Machinery and equipment	335,778	335,778
Total buildings, machinery and equipment	585,778	585,778
Less: Accumulated depreciation	(385,778)	(335,778)
Net buildings, machinery and equipment	$200,000	$250,000

Land and mining claims include (1) land owned by our wholly-owned subsidiaries American Star Mining Co.; Chief Consolidate Mining Company; Chief Gold Mines; Eagle and Blue Bell Mining Co.; East Crown Point Mining Co.; Eureka Mines Co.; and Tintic Utah Metals; (2) land owned by Central Standard Consolidated Mining Co.; (3) the Tintic Ranch Millsite; and (4) Section 14, T14S, R3W SLBM.

Depreciation expense was $50,000 and $168,787 for the years ended December 31, 2006 and 2005. During 2002, the mill was impaired to its salvage value and has not been in operation since operations discontinued during 2002. The Company disposed of and wrote off fully depreciated assets of $0 and $19,743 during the years ended December 31, 2006 and 2005, respectively.

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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — OTHER COMMITMENTS AND CONTINGENCIES

On May 24, 2002, a suit was filed against the Company by a limited liability company (‘‘the LLC’’) for $1,787,400 in damages, as well as punitive damages, that derive from claims by the LLC that the Company had committed to purchase certain water rights that the LLC owned or was in process of obtaining with the intent to sell to the Company. The Company settled the liability for $25,000 during the year ended December 31, 2004. As of December 31, 2005, the liability had not been paid and is included in accrued liabilities in the accompanying balance sheet. Subsequently, in December 2006, the claim was renegotiated and completely settled and paid for $15,000.

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

On April 23, 2007, Leonard Weitz filed a complaint against the Company in the Fourth Judicial District in and for Utah County, Utah (Case No. 07010174). An amended complaint was filed on June 23, 2007. The complaint is seeking money damages in the amount of $726,000.00 for alleged breach of contract arising out of Mr. Weitz’s employment agreement with the Company. The Company believes it has meritorious defenses to the claims asserted in the action and intends to vigorously defend the matter.

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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Date: November 19, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date
/s/ Richard R. Schreiber	November 19, 2007
Richard R. Schreiber, Director, President (Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)
/s/ Steven G. Park, Director	November 19, 2007
Steven G. Park, Director