Form 10QSB
period 2007-09-30
CHIEF CONSOLIDATED MINING CO
filed 2007-11-20
CIK 19913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2007.

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

Our financial statements have been prepared assuming that we will continue as a going concern. We recognized $0 in revenues for the nine months ended September 30, 2007. We have suffered net losses of $757,347 for the nine months ended September 30, 2007. Additionally, as of September 30, 2007, we had an accumulated deficit of $97,718,646. These matters raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2007, we had $950,000 of land and mining claims and $162,500 of mining related buildings, machinery and equipment. The realization of our investment in land and mining claims and mining related buildings and equipment is dependent upon various factors, including: our success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, and our ability to obtain necessary funding to continue exploration of the mining properties and to finance operations.

In December 2005, Dimeling, Schreiber & Park Reorganization Fund II, LP, agreed to purchase $2.5 million in convertible debentures contingent upon creditors holding more than 50% of our then outstanding indebtedness agreeing to settle such outstanding amounts. The minimum level of acceptances with creditors has been reached. The funds are held in escrow by our counsel and are dispersed by the escrow agent to pay creditors as they individually agree with us and to pay legal, accounting and other consulting fees as incurred. The debentures automatically convert into Common Stock at $0.25 per share immediately upon shareholder approval of certain amendments to our Articles of Incorporation, including a decrease in the par value. In the event that the shareholders do not approve such amendments, the debentures will become immediately due and payable.

In addition, in May 2006, some of the holdings of Tintic Utah Metals, LLC, Central Standard Mines Co., and Eagle and Blue Bell Mining Co., our subsidiaries, were sold at tax sale. We have been reviewing our options to recover these properties.

Item 3.	Controls and Procedures.

Based on an evaluation of Chief’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended), the Chief Executive and Chief Financial Officer of Chief has concluded that Chief’s disclosure controls and procedures were effective as of September 30, 2007.

There were no changes in Chief’s internal controls over financial reporting during the quarter ended September 30, 2007 that materially affected, or was reasonably likely to materially affect, Chief’s internal control over financial reporting.

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

Other Proceedings

In addition, we were named, along with two other corporate entities, as a respondent in an administrative proceeding before the Utah Labor Commission in August 2006. In the proceeding, the seventy-six year old petitioner alleged that he was one of our employees from 1950 to 1954 and has contracted lung cancer as a result of his employment. The plaintiff sought medical expenses and permanent total disability compensation. The plaintiff is now deceased. His widow claims dependent’s benefits and burial benefits. We have denied all material allegations, are investigating the claim and will vigorously dispute the petitioner’s claims. Currently, this litigation is in the discovery stage. A hearing originally scheduled for April 5, 2007 was rescheduled for September 2007. That hearing was continued at the request of the petitioner, based on a defense raised by us. No new hearing date has been set.

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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash	$275,310	$939,578
Accounts receivable	13,356	—
Prepaid expenses	119,137	—
Other current assets	31,333	35,720
Total current assets	439,136	975,298
Land and mining claims	950,000	950,000
Buildings, machinery and equipment, net	162,500	200,000
Reclamation funds on deposit	488,300	488,300
Total assets	$2,039,936	$2,613,598
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$600,074	$588,339
Related party payable	391,351	380,305
Interest payable	349,589	200,000
Accrued liabilities	110,285	110,285
Accrued convertible common stock dividends	823,139	694,421
Total current liabilities	2,274,438	1,973,350
Long-term liabilities
Convertible debentures	2,500,000	2,500,000
Reclamation obligation	514,264	502,948
EPA settlement obligation	60,000,000	60,000,000
Total long-term liabilities	63,014,264	63,002,948
Minority interest in consolidated subsidiaries	24,727	24,727
Shareholders’ deficit
Preferred stock, $0.50 par value; 1,500,000 shares authorized; 10,899 shares outstanding; liquidation preference of $5,450	5,450	5,450
Convertible common stock, $0.50 par value; 30,000,000 shares authorized; 4,060,000 shares outstanding	2,030,000	2,030,000
Common stock, $0.50 par value; 50,000,000 shares authorized; 10,635,507 shares outstanding	5,314,209	5,314,209
Additional paid-in capital	23,773,747	23,773,747
Stock purchase rights	3,321,747	3,321,747
Accumulated deficit	(97,718,646)	(96,832,580)
Total stockholders’ deficit	(63,273,493)	(62,387,427)
Total liabilities and stockholders’ deficit	$2,039,936	$2,613,598

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months Ended Sept 30, 2007	Three months Ended Sept 30, 2006	Nine months Ended Sept 30, 2007	Nine months Ended Sept 30, 2006
Revenue
Mining revenue	$—	$—	$—	$—
Land sales and other	—	—	—	2,214
Total revenue	—	—	—	2,214
Operating expenses
General and administrative	221,489	93,439	565,861	244,412
Depreciation and depletion	12,500	12,500	37,500	37,500
Accretion of reclamation obligation	3,772	3,662	11,316	10,986
Total expenses	237,761	109,601	614,677	292,898
Other income (expense)
Interest Income	7,673	26,030	22,534	54,345
Interest expense	(50,411)	(58,636)	(149,589)	(178,278)
Other expenses	—	—	(15,615)	—
Gain on forgiveness of debt	—	82,933	—	347,949
Total Other income (expense)	(42,738)	50,327	(142,670)	224,016
Net loss	(280,499)	(59,274)	(757,347)	(66,668)
Eight percent convertible common stock dividends	(35,427)	(45,924)	(128,719)	(135,585)
Loss attributable to common stockholders	$(315,926)	$(105,198)	$(886,066)	$(202,253)
Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.08)	$(0.02)
Basic and Diluted Weighted-Average Common Shares Outstanding	10,635,507	10,635,507	10,635,507	10,635,507

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(757,347)	$(66,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of reclamation obligation	11,316	10,986
Gain on forgiveness of debt	—	(347,949)
Depreciation and depletion	37,500	37,500
Changes in operating assets and liabilities:
Accounts receivable	(13,356)	—
Other assets	4,386	(8,740)
Reclamation funds on deposit	—	(2,214)
Related party payable	11,046	(979)
Accounts payable	11,735	(137,140)
Interest payable	149,589	170,146
Prepaid expenses	(119,137)	(101,685)
Director indemnification	—	(127,736)
Net Cash Used in Operating Activities	(664,268)	(574,479)
Cash Flows from Financing Activities:
Proceeds from release of proceeds from convertible debentures from restricted cash	—	2,500,000
Principal payments on notes payable	—	(26,608)
Net Cash Provided By Financing Activities	—	2,473,392
Net Change in Cash	(664,268)	1,898,913
Cash at Beginning of Period	939,578	10
Cash at End of Period	$275,310	$1,898,923
Supplemental Cash Flow Information
Cash paid for interest	$—	$53,563
Supplemental Schedule of Noncash Investing and Financing Activities
Convertible common stock dividends accrued	$128,718	$135,585

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2006. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the consolidated financial position of Chief Consolidated Mining Company and subsidiaries as of September 30, 2007, and the results of their operations for the three and nine months ended September 30, 2007 and 2006 and their cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the nine months ended September 30, 2007, may not be indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

Business Condition – The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

During 2002, the Company suspended mining and processing operations. As a result, the Company is not generating any mining revenue and has not had sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration efforts related to the Burgin Mine. As of September 30, 2007, the Company had $950,000 of land and mining claims and $162,500 of mining related buildings, machinery and equipment, which in aggregate, represent approximately 55% of total assets. The Company’s buildings, machinery and equipment consist principally of the Tintic Mill located at the Trixie mine. The realization of the Company’s investment in land and mining claims and mining related buildings, machinery and equipment is dependent upon various factors, including the outcome of: (i) the Company’s success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) the Company’s ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while the Company pursues real estate development alternatives for portions of the Company’s land, (iii) the Company’s success in finding a joint venture partner to provide capital funding for the Company’s continued exploration of its mining properties, (iv) the Company’s ability to profitably lease the Tintic Mill or its mining claims to outside entities, and (v) the Company’s success in selling or developing certain of its land surface rights to fund its continued mining and exploration activities.

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

At September 30, 2007 and 2006, there were outstanding options to purchase 185,000 and 245,000 shares of common stock, respectively, which were excluded from the computation of diluted loss per common share. In addition, for the periods ended September 30, 2007 and 2006, there were 4,060,000 shares of convertible common stock outstanding and 10,000,000 shares of common stock underlying our convertible debentures outstanding that were excluded from the computations of diluted loss per common share. These potential common shares were excluded because they were antidilutive and would have decreased diluted loss per common share.

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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 — RELATED PARTY TRANSACTIONS

The Company has amounts payable to Dimeling, Schreiber & Park Reorganization Fund II, LP in the amount of $343,766 and $321,143 at September 30, 2007 and December 31, 2006, respectively, and owes Dimeling, Schreiber & Park Reorganization Fund II, LP $2,500,000 at September 30, 2007 and December 31, 2006 under the terms of convertible debentures payable, as discussed further in Note 4. A representative of Dimeling, Schreiber & Park Reorganization Fund II, LP is management of the Company. In addition, the Company has accrued payroll liabilities in the amount of $43,419 and $54,996 to former employees as of September 30, 2007 and December 31, 2006.

NOTE 4 — CONVERTIBLE DEBENTURES

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

At September 30, 2007, the Company has $488,300 of cash held in escrow in the form of reclamation bonds with the State of Utah to assure that the Company will settle the reclamation obligations. All interest income on the bonds is currently being garnished by the Internal Revenue Service to cover certain taxes, penalties, and interest included in accrued liabilities on the Company’s balance sheet.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A reconciliation of the asset retirement obligations is as follows:

	EPA Liability	Other	Total
Balance, December 31, 2006	$60,000,000	$502,948	$60,502,948
Accretion expense	—	11,316	11,316
Balance, September 30, 2007	$60,000,000	$514,264	$60,514,264

NOTE 6 — OTHER COMMITMENTS AND CONTINGENCIES

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

Dated: November 19, 2007