Form 10KSB
period 2007-12-31
CHIEF CONSOLIDATED MINING CO
filed 2008-05-09
CIK 19913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2007:

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

Voting is in proportion to each member’s respective membership percentage interest. As such, we will be able to determine the decisions of the management committee because we hold a majority of the percentage interests. A majority vote is required to approve a program and budget that describes the exploration, development, mining and other operational activities of Tintic Utah. The approval of a production program and budget that describes the development, rehabilitation and construction to bring the Burgin Mine into production would require the affirmative vote of us and Korea Zinc. We have recently been advised by Korea Zinc that they do not intend to contribute cash towards any potential restart of Tintic.

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

Recent Developments

Special Meeting of Stockholders

On December 17, 2007, Chief filed a definitive proxy statement, announcing a Special Meeting of Stockholders, with the Securities and Exchange Commission (the ‘‘SEC’’). The Special Meeting of Stockholders was held on February 1, 2008. All proposals were approved by affirmative majority vote of shares of Preferred Stock, Common Stock and Convertible Common Stock, voting as a single class. The proposals were:

•	The election of Richard R. Schreiber, Steven G. Park, and Peter D. Schreiber as Directors of Chief;

•	Amendment of Chief’s Articles of Incorporation:

•	To increase the amount of authorized Common Stock to 100,000,000 shares,

•	To reset the par value of the Common Stock and Convertible Common Stock from $0.50 par value per share to $0.01 par value per share,

•	To set the size of the Board of Directors at a range of one to seven members,

•	To authorize the election of directors at a time prescribed by the Board of Directors, and

•	To remove the requirement that only stockholders may act as directors;

•	The approval and ratification of the prior sale of convertible debentures to the Dimeling, Schreiber and Park Reorganization Fund II, LP; and

•	The approval and ratification of a non-qualified stock option to one of Chief’s long-time mining consultants.

Genco Resources Ltd. Stock Purchase Agreement

On March 7, 2008, Dimeling, Schreiber & Park Reorganization Fund II, L.P. Chief’s controlling stockholder, entered into an agreement for the purchase of all of its shares of Common Stock with Genco Resources Ltd., a British Columbia corporation (‘‘Genco’’). Pursuant to that agreement, Dimeling, Schreiber & Park Reorganization Fund II, LP, agreed to sell and Genco agreed to purchase 6,477,241 shares of Chief’s Convertible Common Stock and 13,034,769 shares of its Common Stock from Dimeling, Schreiber & Park Reorganization Fund II, LP, representing all of the shares of Convertible Common Stock and Common Stock owned by Dimeling, Schreiber & Park Reorganization Fund II, LP. Upon the closing of the stock purchase agreement on or about March 12, 2008, a change in control of Chief occurred. The shares acquired by Genco represent 64.7% of Chief’s issued and outstanding capital stock. Genco agreed to pay $4,878,002.50 for the shares. Genco used its working capital to purchase the shares.

The parties have the following understandings upon the execution of the stock purchase agreement: After the Closing Date, Richard R. Schreiber and Steven G. Park will remain as directors of Chief as long as Genco requests and they desire to continue as directors. As of March 12, 2008, Peter D. Schreiber resigned as a director, and Genco appointed Robert C. Gardner to fill that seat.

Chief is not a party to the Purchase Agreement.

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

In addition, in May 2006, some of the holdings of Tintic Utah Metals, LLC, Central Standard, and Eagle and Blue Bell Mining Co., our subsidiaries, were sold at tax sale. We have been reviewing our options to recover these properties. We redeemed the Tintic and Eagle and Blue Bell properties. The Central Standard properties were not redeemed but were included as part of a broader land-swap package worked out between Chief and an adjoining property owner.

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

Brief History of the Mining District

Ore was initially discovered in the Tintic District, where we own our property, at the end of the 19th century. Within a few years most of the major outcropping ore-bodies were being mined and there were 15 – 20 exploitation and exploration shafts. By the end of the 1871, three mining camps had been established – Eureka, Silver City and Diamond City. All future discoveries of major deposits in the East Tintic would be blind ore-bodies, based on surface alteration and found by underground geologic interpretation. In the early 1900s, miners became interested in the Tintic Standard area. The Tintic Standard Mine went on to become one of the major lead-silver mines in the world.

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

Property Description and Location

Our property in the Tintic Mining District comprises approximately 16,000 acres of patented mining claims. This property is located in Juab and Utah Counties in the State of Utah (see figure No. 2 below). In order to retain title to the patented mining property, we must pay all applicable land taxes each year. Of these mining claims, approximately 8,500 acres of patented mining rights are held by Tintic Utah Metals LLC. The center of the property is approximately 39º – 57´ N latitude and 112º – 20´ W longitude. The area is dominated by the East Tintic Mountains, a north trending fault block range near the eastern margin of the Great Basin.

41°00'
Carrington Island
Antelope Island
GREAT SALT LAKE
SALT LAKE CITY
Western Pacific
40°30'
Bingham
Tooele
American Fork
Provo
UTAH LAKE
Springville
Spanish Fork
Payson
TINTIC DISTRICT
113°00'
40°00'
Eureka
D and R G W
Goshen
EAST TINTIC MOUNTAINS
Nephi
Union Pacific
0
20
km
39°30'
112°30'
112°00'
UTAH
AREA OF THIS MAP
Rocky Mts.
Basin and Range
Colorado Plateau

CHIEF CONSOLIDATED MINING COMPANY		
PROPERTY LOCATION MAP		
DATE:	October, 2005	FIGURE: 2
ENGINEER:	B. Mountford, P.Eng.	SCALE: 0 10km

The consultants have not yet determined the full extent and location of our mining claims. In the technical study, the consultants concentrated their efforts on the East Tintic District, the location of the Burgin Mine. The approximate claim boundary in that area is shown on Figure No. 3 below:

N
BOUNDARY
CLAIM
Water Lily Shaft
Homansville Target
Homansville Fault
East Tintic Thrust
BALL PARK AREA
North Lily Shaft
Eureka
6
50-02 Area
Apex Standard #2 Shaft
ZONE A
Burgin #1 Shaft
Burgin #2 Shaft
BURGIN
Eureka Lily Shaft
Tintic Standard Offset
Iron King Shaft
Eureka Standard Shaft
Eureka Standard Target
Inez Target
Iron Blossom
ZUMA
Trixie North
South Apex Hill Target
Beck Alley Fault
Roundy Shaft
Trixie Mine
Trixie South
Inez Fault
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
3,10
2
1050 LEVEL
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

See ‘‘Item 1. Description of Business — EPA Settlement.’’

Utah Labor Commission Administrative Proceeding

We were named, along with two other corporate entities, as a respondent in an administrative proceeding before the Utah Labor Commission in August 2006. In the proceeding, the seventy-six year old petitioner alleges that he was our employee from 1950 to 1954 and has contracted lung cancer as a result of his employment. The plaintiff sought medical expenses and permanent total disability compensation. The plaintiff is now deceased. His widow has now claimed dependent’s benefits and burial benefits. We have filed an answer in the proceeding denying all material allegations and are investigating the claim, and will vigorously dispute his claims. The litigation is currently in the discovery stage. A hearing was scheduled for September 2007. That hearing was continued at the request of the petitioner, based on a defense raised by us. No new hearing date has been set.

Royce Hackworth and Hackworth Drilling, Inc.

On August 30, 2002, Royce Hackworth and Hackworth Drilling, Inc. filed a complaint against us and Adren Underwood in the Fourth Judicial District Court in and for Juab County, Utah (Civil No. 02060124). The complaint sought monetary relief of $37,697.14 for drilling services that were rendered to us by Hackworth Drilling. Judgment in the amount of $37,697.14 has been entered against us. We have recently been advised by Hackworth that they will permit us to pay this lien through the sales of our land pursuant to the EPA Consent Decree.

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

Our shares of common stock are traded in the over the counter market known as the Pink Sheets under the symbol ‘‘CFCM.PK.’’ High and low sales prices of our common stock for each quarterly period during the past two years are as follows:

	High	Low
2007 Market Price
Fourth Quarter	$0.50	$0.10
Third Quarter	$0.45	$0.25
Second Quarter	$0.50	$0.30
First Quarter	$0.50	$0.30
2006 Market Price
Fourth Quarter	$0.50	$0.35
Third Quarter	$0.50	$0.39
Second Quarter	$0.60	$0.35
First Quarter	$0.54	$0.30

The approximate number of holders of record of our Common Stock as of December 31, 2007 was 2,000. No cash dividends have been declared or paid over the previous five years nor are expected to be paid for the foreseeable future.

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

Our financial statements have been prepared assuming that we will continue as a going concern. We have suffered net losses of $1,181,116 and $120,616 for the years ended December 31, 2007 and 2006,

respectively. Additionally, as of December 31, 2007, we had an accumulated deficit of $98,181,384. These matters raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2007, we had $950,000 of land and mining claims and $150,000 of mining related buildings, machinery and equipment. The realization of our investment in land and mining claims and mining related buildings and equipment is dependent upon various factors, including: our success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, and our ability to obtain necessary funding to continue exploration of the mining properties and to finance operations.

In December 2005, Dimeling, Schreiber & Park Reorganization Fund II, LP agreed to purchase $2.5 million in convertible debentures contingent upon creditors holding more than 50% of our outstanding indebtedness agreeing to settle such outstanding amounts. The funds are held in escrow by our legal counsel and are dispersed by the escrow agent to pay creditors as they individually agree with us and to pay legal, accounting and other consulting fees. As of the date of this report, the minimum level of creditor acceptances has been reached. The funds remain in escrow, however, as a practical method of paying creditors and other expenses, as we do not have any employees to disburse the funds. The debentures automatically converted into common stock at $0.25 per share immediately upon shareholder approval of certain amendments to our Articles of Incorporation, including a decrease in the par value. At a Special Meeting of Stockholders held on February 1, 2008, Chief’s stockholders approved the proposed amendments to the Articles of Incorporation. As of that date, $425,205.48 in interest had accrued on the debentures. Subsequently, 11,700,822 shares of Common Stock were issued to Dimeling, Schreiber & Park Reorganization Fund II, LP resulting from the conversion of the debentures and the accrued interest thereon.

Item 7.	Financial Statements.

See Financial Statements beginning on page F-1.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of Company management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007, as the result of a material weakness.

This material weakness consisted primarily of insufficient personnel in the accounting and financial reporting function due to the size of our Company and the lack of operations. The Company does not have any full-time paid officers or employees, which prevented its ability to employ sufficient resources to effectively review and analyze elements of the financial statement closing process and prepare and file on a timely basis financial statements in accordance with U.S. GAAP.

Remediation of Material Weakness

As noted above, the size of the Company and its lack of any operations prevents it from being able to employ sufficient resources to enable the Company to have adequate segregation of duties within its internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, and will continue to work to address and remedy the material weakness as the position of the Company and its operations permits.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2007, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation measures described above.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) Of the Exchange Act.

Directors and Executive Officers

The name and age of each of our directors and executive officers and the positions and offices held by him are:

Name of Directors and Executive Officers	Age	Offices with Chief	Term During Which Served in Office
Richard R. Schreiber	52	Director and Interim President	Director since 2001 and Interim President since 2002
Steven G. Park	53	Director, Secretary and Treasurer	Director since October 2001
Peter D. Schreiber	46	Director	Director from December 2007 until March 2008
Robert C. Gardner	67	Director	Director since March 2008

The following is a brief account of the business experience during the past five years of each director and executive officer named above.

Steven G. Park	A principal of Dimeling, Schreiber & Park, a private investment partnership that makes private equity investments in a broad range of middle market companies.
Richard R. Schreiber	A principal of Dimeling, Schreiber & Park, a private investment partnership that makes private equity investments in a broad range of middle market companies.
Peter D. Schreiber	A principal of Dimeling, Schreiber & Park, a private investment partnership that makes private equity investments in a broad range of middle market companies.
Robert C. Gardner	Mr. Gardner is Chairman of the Board of Genco Resources Ltd., a publicly traded (Toronto Stock Exchange) company engaged in silver production in Mexico. He is currently Chairman of the Board of Andover Ventures Inc. (publicly traded (TSX Venture Exchange) mineral exploration company; Dec 2006 – present), Stealth Energy Inc. (publicly traded (CNQ) petroleum and natural gas company; Aug 2007 – present); and Principal of Gardner & Associates (Law Firm; Jan 1988 – present). He was previously Chairman of the Board of Bolero Resources Corp. (publicly traded (TSX Venture Exchange) mineral exploration company; February 2006 – March 2008).
Mr. Gardner is currently a Director of the following publicly traded companies: Andover Ventures Inc. (December 2006 – present), Atlas Technology Group, Inc. (August 2005 – present), Getty Copper Inc. (June 2003 – November 2004), Kootenay Gold Inc. (June 2003 – present), Stealth Energy Inc. (August 2007 – present) and Triple Dragon Resources Inc. (April 2007 – May 2007). He was previously a director of Bolero Resources Corp. (February 2006 – March 2008).

Former Director Peter D. Schreiber is the brother of Director and President Richard R. Schreiber.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of the equity securities of the Company (‘‘Reporting Persons’’) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. In addition, Reporting Persons are required to furnish us with copies of all Forms 3, 4, and 5 that they file. To the best of the Company’s knowledge, no Reporting Person failed to file a Form 3, 4 or 5 on a timely basis during the fiscal year ended December 31, 2007.

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

Executive Officer Compensation

Our executive officers, Richard R. Schreiber, our President, and Steven G. Park, our Secretary and Treasurer, did not receive any compensation during the fiscal years ended December 31, 2007 and 2006.

Outstanding Equity Awards at Fiscal-Year End Table

The following table sets forth information regarding unexercised options, unvested shares of Common Stock and any awards under an equity incentive plan as of December 31, 2007 for Richard R. Schreiber, our President, and Steven G. Park, our Secretary and Treasurer:

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

Compensation of Directors

Our directors did not receive any compensation during fiscal year 2007.

Equity Compensation Plans

The Company does not currently have any equity compensation plans in effect. All outstanding options at December 31, 2007 are nonqualified stock options.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows as of December 31, 2007, stock ownership of all persons known to management, to be beneficial owners of more than 5% of our Common Stock and our directors and executive officers.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Five Percent Shareholders:
Dimeling, Schreiber & Park, as General Partner of Dimeling, Schreiber & Park Reorganization Fund II, LP 1629 Locust Street Philadelphia, PA 19103(2)	5,904,522	(3)	35.7%
Directors and Named Executive Officers:
Steven G. Park(2)	5,964,522	(3)(4)	35.9%
Richard R. Schreiber(2)	5,964,522	(3)(5)	35.9%
Owned by all directors and officers as a group (3 persons)	6,024,522	(3)(4)(5)	36.2%

(1)    Based upon 4,060,000 shares of Convertible Common Stock, 10,635,507 shares of Common Stock outstanding as of December 31, 2007. Holders of Convertible Common Stock and Common Stock share voting rights.

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

Except as set forth below, since January 1, 2004, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which:

•	the amounts involved exceeded or will exceed $120,000 or 1% of the average of our total assets at year-end for the last three fiscal years; and

•	a director, executive officer, holder of more than 5% of our Common Stock or Convertible Common Stock or any member of their immediate family had or will have a direct or indirect material interest.

In December 2005, we issued and sold convertible debentures in the amount of $2.5 million to Dimeling, Schreiber and Park Reorganization Fund II, LP. The debentures accrue interest at an annual rate of 8%, payable at the time of conversion in additional shares of common stock. The fixed conversion price is $0.25 per share. The debentures automatically converted into shares of common stock at the rate of 4,000 shares for each $1,000 principal amount upon the approval by the shareholders of certain amendments to the Articles of Incorporation, including a change in par value and increase in authorized capital. At a Special Meeting of Stockholders held on February 1, 2008, Chief’s stockholders approved the proposed amendments to the Articles of Incorporation. As of that date, $425,205.48 in interest had accrued on the debentures. Subsequently, 11,700,822 shares of Common Stock were issued to Dimeling, Schreiber & Park Reorganization Fund II, LP resulting from the conversion of the debentures and the accrued interest thereon.

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

Director Independence

The Company is not listed as an issuer on any national securities exchange or inter-dealer quotation system that requires that the majority of the board of directors be independent. For the purposes of compliance with applicable securities rules, the following describes the independence standards required by a national securities exchange, the Nasdaq Stock Market, Inc., and assesses whether our directors and director nominees, Richard R. Schreiber, Steven G. Park, and Peter D. Schreiber, would be considered to be independent directors under Nasdaq’s independence standards were they so required.

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

Neither Mr. Richard Schreiber, Mr. Park, nor Mr. Peter Schreiber is independent under Nasdaq standards. Both Mr. Richard Schreiber and Mr. Park are acting executive officers of the Company. Mr. Peter Schreiber is the brother of Mr. Richard Schreiber. In addition, Nasdaq requires that all members of the audit, nominating and compensation committees of the board of directors be independent. The Company does not have an audit, nominating or compensation committee at this time. The functions generally performed by these committees are carried out by Mr. Schreiber and Mr. Park.

Item 13.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation, as amended [Incorporated by reference to Exhibit A to Chief’s Schedule 14A Proxy Statement filed on December 17, 1999 (SEC File No. 001-01761)].

3.2	Amended and Restated By-laws [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.1	The Operating Agreement of Tintic Utah LLC dated as of July 17, 1996 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997 (SEC File No. 001-01761].

10.2	The First Amendment to Operating Agreement dated as of March 11, 1997 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997, (SEC File No. 001-01761].

10.3	Second Amendment to Operating Agreement dated as of November 10, 1997 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-K report filed on March 30, 1998 (SEC File No. 001-01761)].

10.4	Third Amendment to Operating Agreement dated as of October 1, 1998 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-KSB report filed on April 15, 1999 (SEC File No. 001-01761)].

10.5	Fourth Amendment to Operating Agreement dated as of September 9, 1999 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10E, filed as Exhibit A, to Chief’s Form 10-KSB report filed on March 30, 2000 (SEC File No. 001-01761)].

10.6	Fifth Amendment to the Operating Agreement dated as of January 1, 2001 [Incorporated by reference to Form 10-QSB filed on August 14, 2001].

10.7	The Articles of Organization of Tintic Utah LLC is incorporated by reference to an exhibit to Form 10-KSB filed on April 2, 1997.

10.8	Stock Purchase Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.9	Registration Rights Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.10	Form of Warrant issued to Dimeling, Schreiber & Park by Chief dated as of November 19, 1999 [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.11	EPA Consent Decree [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.12	Debenture Purchase Agreement [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.13	Escrow Agreement [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.14	Chief Consolidated Mining Company Prospect and Retrospect, dated as of November 2005 [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.15	Genco Resources Ltd. Stock Purchase Agreement, dated as of March 7, 2008 [Incorporated by reference to Chief’s Schedule 13D/A filed on March 13, 2008 (SEC File No. 005-36578)].

21.1	Subsidiary List [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Item 14.	Principal Accountant Fees and Services.

Information Regarding Accounting Matters

Audit Fees

The aggregate fees billed for the years ended December 31, 2007 and December 31, 2006 for the professional services rendered by Hansen, Barnett & Maxwell, P.C. the Company’s principal accountant, for the audit of the Company’s annual financial statements and review of financial statements or services that are normally provided by the Company’s principal accountant in connection with statutory and regulatory filings or engagements for such fiscal years equaled $74,380 and $27,018, respectively.

Audit-Related Fees

There were no fees billed for the years ended December 31, 2007 and December 31, 2006, for assurance and related services by Hansen, Barnett & Maxwell, P.C. that are reasonably related to audit or review of the Company’s financial statements not reported under ‘‘Audit Fees’’ above.

Tax Fees

The aggregate fees billed for the years ended December 31, 2007 and December 31, 2006 for professional services rendered by Hansen, Barnett & Maxwell, P.C. for tax compliance, tax advice, and tax planning equaled $9,035 and $82, respectively, and consisted of assistance in the preparation of tax returns, and general tax research and planning.

All Other Fees

No other fees were billed by Hansen, Barnett & Maxwell, P.C. to the Company during 2007 or 2006.

Pre-Approval Policies and Procedures

The Company does not currently have a standing audit committee. The Company’s full board of directors conducts all tasks related to the selection and approval of the independent public accountant. All services related to the Company’s independent public accountant, described above, were pre-approved by Mr. Richard Schreiber, Mr. Park and Mr. Peter Schreiber.

Table of Contents

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES

Hansen, Barnett & Maxwell, p.c.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Chief Consolidated Mining Company

We have audited the accompanying consolidated balance sheets of Chief Consolidated Mining Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chief Consolidated Mining Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency and a capital deficiency, has incurred significant losses from operations, and has significant reclamation and EPA settlement obligations and environmental contingencies that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 28, 2008

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
Current assets
Cash	$129,003	$939,578
Other current assets	15,471	35,720
Total current assets	144,474	975,298
Land and mining claims	950,000	950,000
Buildings, machinery and equipment, net	150,000	200,000
Reclamation funds on deposit	488,300	488,300
Total assets	$1,732,774	$2,613,598
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$654,277	$588,338
Related party payable	391,351	380,305
Interest payable	408,219	200,000
Accrued liabilities	110,286	110,286
Accrued convertible common stock dividends	862,109	694,421
Total current liabilities	2,426,242	1,973,350
Long-term liabilities
Convertible debentures	2,500,000	2,500,000
Reclamation obligation	518,036	502,948
EPA settlement obligation	60,000,000	60,000,000
Total long-term liabilities	63,018,036	63,002,948
Minority interest in consolidated subsidiaries	24,727	24,727
Shareholders’ deficit
Preferred stock, $0.50 par value; 1,500,000 shares authorized; 10,899 shares outstanding; liquidation preference of $5,450	5,450	5,450
Convertible common stock, $0.01 par value; 30,000,000 shares authorized; 4,060,000 shares outstanding	40,600	40,600
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,635,507 shares outstanding	106,355	106,355
Additional paid-in capital	34,292,748	30,971,001
Stock purchase rights	—	3,321,747
Accumulated deficit	(98,181,384)	(96,832,580)
Total stockholders’ deficit	(63,736,231)	(62,387,427)
Total liabilities and stockholders’ deficit	$1,732,774	$2,613,598

See the accompanying notes to the consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006
Revenue
Mining revenue	$—	$—
Land sales and other	—	2,214
Total revenue	—	2,214
Operating expenses
General and administrative	934,314	471,540
Mining properties operating and exploration costs	9,511	—
Depreciation and depletion	50,000	50,000
Accretion of reclamation obligation	15,088	14,648
Total expenses	1,008,913	536,188
Other income (expense)
Interest income	$25,932	$72,989
Interest expense	(208,219)	(235,996)
Gain on forgiveness of debt	24,777	576,364
Property reacquisition costs	(14,693)	—
Total other income (expense)	(172,203)	413,357
Net loss	(1,181,116)	(120,616)
Eight percent convertible common stock dividends	(167,688)	(179,323)
Loss attributable to common stockholders	$(1,348,804)	$(299,939)
Basic and diluted loss per common share	$(0.13)	$(0.03)
Basic and Diluted Weighted-Average Common Shares Outstanding	10,635,507	10,635,507

See the accompanying notes to the consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 TO 2007

	Preferred Stock		Convertible Common Stock		Common Stock		Additional Paid-in Capital	Stock Purchase Rights	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – December 31, 2005	10,899	$5,450	4,060,000	$40,600	10,635,507	$106,355	$30,971,001	$3,321,747	$(96,532,641)	$(62,087,488)
Net loss	—	—	—	—	—	—	—	—	(120,616)	(120,616)
Eight percent convertible common stock dividends	—	—	—	—	—	—	—	—	(179,323)	(179,323)
Balance – December 31, 2006	10,899	5,450	4,060,000	40,600	10,635,507	106,355	30,971,001	3,321,747	(96,832,580)	(62,387,427)
Net loss	—	—	—	—	—	—	—	—	(1,181,116)	(1,181,116)
Expiration of stock purchase rights	—	—	—	—	—	—	3,321,747	(3,321,747)	—	—
Eight percent convertible common stock dividends	—	—	—	—	—	—	—	—	(167,688)	(167,688)
Balance – December 31, 2007	10,899	$5,450	4,060,000	$40,600	10,635,507	$106,355	$34,292,748	$—	$(98,181,384)	$(63,736,231)

See the accompanying notes to the consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(1,181,116)	$(120,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of reclamation obligation	15,088	14,648
Gain on forgiveness of debt	(24,777)	(576,364)
Depreciation and depletion	50,000	50,000
Changes in operating assets and liabilities:
Other current assets	20,249	(28,400)
Reclamation funds on deposit	—	(2,214)
Related party payable	11,046	26,213
Accounts payable	90,716	(523,700)
Interest payable	208,219	133,832
Accrued liabilities	—	(88,074)
Director indemnification	—	(127,736)
Net Cash Used in Operating Activities	(810,575)	(1,242,411)
Cash Flows from Financing Activities:
Net proceeds from issuance of convertible debentures	—	2,500,000
Principal payments on notes payable	—	(318,021)
Net Cash Provided By Financing Activities	—	2,181,979
Net Change in Cash	(810,575)	939,568
Cash at Beginning of Year	939,578	10
Cash at End of Year	$129,003	$939,578

Supplemental Schedule of Noncash Investing and Financing Activities
Convertible common stock dividends accrued	167,688	179,323
Cash paid for interest	—	145,350

See the accompanying notes to the consolidated financial statements.

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

Central Standard Consolidated Mines – The Company owns approximately 23% percent of the outstanding capital stock of Central Standard Consolidated Mines (‘‘Central Standard’’). Central Standard’s mining property consisted of 320 acres located in the north-central portion of the East Tintic Mining District and is surrounded by property owned by Tintic. In May 2006, some of the holdings of Tintic, Central Standard, and Eagle and Blue Bell Mining Co., Chief’s subsidiaries, were sold at tax sale. The Company has been reviewing its options to recover these properties. During April 2007, the Company redeemed the Tintic and the Eagle and Blue Bell properties for $38,000. The Central Standard properties were not redeemed but were included as part of a broader land-swap package worked out between Chief and an adjoining property owner during the first quarter of 2008.

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. The Company’s 23% investment in Central Standard was accounted for using the equity method and is carried at zero. Intercompany accounts and transactions have been eliminated in consolidation.

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

Buildings, Machinery and Equipment – Buildings, machinery and equipment are recorded at the lower of cost or fair value. Major additions and improvements are capitalized while minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of buildings, machinery and equipment has been computed using the straight-line method over estimated useful lives of 11 years.

Impairment of Long-Lived Assets – The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company evaluates its land and mineral properties, buildings, machinery and equipment and other long-lived assets for impairment at

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

least annually and when indications of possible impairment exist and assesses their recoverability based upon anticipated future cash flows from the asset’s or group of assets’ use or sale. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the carrying value of long-lived assets are reduced by the estimated excess of the carrying value over the fair value of the assets. Fair value is determined by the discounted future cash flows from the asset or group of assets. No impairment was recognized during the years ended December 31, 2007 or 2006.

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

Basic and Diluted Loss Per Common Share – Basic loss per common share excludes dilution and is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted loss per common share reflects the potential dilution that could occur if stock options were exercised, or convertible debentures or convertible common stock was converted into common stock. The computation of diluted loss per common share does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

At December 31, 2007 and 2006, there were outstanding options to purchase 185,000 shares of common stock for each year, which were excluded from the computation of diluted loss per common share. In addition, for the years ended December 31, 2007 and 2006, there were 4,060,000 shares of convertible common stock outstanding and $2,500,000 of convertible debentures and $408,219 and $200,000 of accrued interest which are convertible at $0.25 per share that were excluded from the computation of diluted loss per common share calculation. These potential common shares were excluded because they were antidilutive and would have decreased diluted loss per common share.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation was effective for the year ended December 31, 2007. The adoption of this interpretation did not have any effect on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No.115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to value at fair value will be recognized in

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 will have a material effect on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). This accounting principle requires the fundamental requirements of acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted by the Company for acquisitions after December 31, 2008. Adoption is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; elimination of purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests; and recognition of deconsolidated controlling interest based on fair value consistent with SFAS No. 141R. This accounting principle will be adopted in January 2009. The accounting requirements will be adopted prospectively, however presentation and disclosure will be adopted retrospectively for all periods presented. Earlier adoption is prohibited. Adoption is expected to reclassify the $24,727 of minority interest in consolidated subsidiaries to stockholders’ deficit.

Business Conditions – The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of December 31, 2007, the Company had $950,000 of land and mining claims and $150,000 of mining related buildings, machinery and equipment, which in aggregate, represent approximately 64% of total assets. The Company’s buildings, machinery and equipment consist principally of the Tintic Mill located at the Trixie mine. The realization of the Company’s investment in land and mining claims and mining related buildings, machinery and equipment is dependent upon various factors, including the outcome of: (i) the Company’s success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) the Company’s ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while the Company pursues real estate development alternatives for portions of the Company’s land, (iii) the Company’s success in finding a joint venture partner to provide capital funding for the Company’s continued exploration of its mining properties, (iv) the Company’s ability to profitably lease the Tintic Mill or its mining claims to outside entities, and (v) the Company’s success in selling or developing certain of its land surface rights to fund its continued mining and exploration activities.

In 2002, the Company encountered unstable mining conditions and suspended mining and processing operations. As a result of the suspended mining and processing operations, the Company is

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not generating mining revenues and does not have sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration efforts related to the Burgin Mine.

During 2002, the Environmental Protection Agency (EPA) completed a study and finalized its actions to be taken in response to the release of waste materials at and around the Eureka Mills Superfund Site located in Juab County, Utah. The EPA is seeking reimbursement from the Company in the amount of $60 million for its portion of the liability based on the ownership and the conduct of mining operations on portions of the site. During 2005, the Company received a consent decree from the EPA and agreed to comply with its conditions, as discussed more fully in Note 11.

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

NOTE 3 — CAPITALIZATION

Convertible Common Stock – Dividends on the convertible common stock accrue at a rate of 8 percent per annum and are payable in-kind with shares of convertible common stock. The terms of the convertible common stock require that the Company shall not declare dividends on the common stock as long as the convertible common stock is outstanding. Dimeling, Schreiber & Park (‘‘DS&P’’) shall have a preemptive right to purchase new issuances of securities of the Company before any other investors, not to include certain issuances including securities issued in any public offering or a merger.

Dividends accrue on the convertible common stock at the rate of 8% per annum and are payable in-kind with convertible common shares, and amounted to 472,362 shares and 437,372 shares of convertible common stock that are issuable for the years ended December 31, 2007 and 2006, respectively. The in-kind dividends were valued based on the average market price of the common stock during the period and resulted in recognizing $167,688 and $179,323 of convertible common stock dividends during the years ended December 31, 2007 and 2006, respectively. The aggregate amount of dividends accrued at December 31, 2007 and 2006 was $862,109, or $0.21 per share, and $694,421, or $0.17 per share respectively. No further dividends will be paid if DS&P’s ownership of all classes of common stock increases to 68%. As of December 31, 2007 DS&P’s actual ownership totaled 27.61% and ownership including dividends in arrears totaled 37.46%.

Preferred Stock – The Board of Directors of the Company authorized the issuance of common stock in exchange for preferred stock on a share-for-share basis if elected by the preferred stockholders. Preferred shares obtained by the Company in the exchange are retired. During 2007 and 2006, no preferred shares were exchanged for common shares.

The shares of preferred stock and common stock of the Company have equal right to receive dividends, when and if declared by the Board of Directors, but are junior to the convertible common stock, to vote, and in all other respects except that upon liquidation of the Company the preferred shares are entitled to a preferential payment of $0.50 per share.

Stock Purchase Rights – Outstanding stock purchase rights have expired and their carrying value $3,321,747 was reclassified to additional paid-in capital during the year ended December 31, 2007.

NOTE 4 — STOCK OPTIONS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), using the modified prospective method. SFAS 123R requires

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion (‘‘APB’’) No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company had adopted the disclosure-only provision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’). No employee or director options were granted or vested during the years ended December 31, 2007 and 2006, and no compensation was recognized.

Incentive Stock Options – At December 31, 2007, no stock options remain outstanding under the incentive stock option plan.

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

No options were granted for the years ended December 31, 2007 and 2006. A summary of the status of the nonqualified stock options at December 31, 2007 and 2006 and related changes during the years then ended is as follows:

	Options	Average Exercise Price	Average Remaining Life (Years)	Range of Exercise Prices
Balance, December 31, 2005	230,000	$2.68	4.01	$2.19 – $3.00
Expired	(60,000)	2.44
Balance, December 31, 2006	170,000	2.77	5.43	2.19 – 3.00
Expired	0	0	0	0
Balance, December 31, 2007	170,000	$2.77	3.43	$2.19 – $3.00

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INCOME TAXES

The Company believes it is unlikely that the deferred tax assets will be realized and the deferred tax assets have been fully allowed against. The net deferred tax asset consisted of the following at December 31:

	2007	2006
EPA settlement obligation	$22,380,000	$22,380,000
Reclamation obligation	193,227	182,136
Mine exploration costs	1,638,000	2,047,500
Land and mining claims	610,074	610,074
Buildings and equipment	58,712	234,850
Impairment loss on equity investment	48,994	48,994
Stock-based compensation	57,682	57,682
Operating loss carryforwards	9,517,891	8,570,301
Total deferred tax assets	34,504,580	34,131,537
Valuation allowance	(34,504,580)	(34,131,537)
Net deferred tax asset	$—	$—

A reconciliation of the expected U.S. federal income tax computed at the statutory rate to the provision for income taxes is as follows for the years ended December 31:

	2007	2006
Tax at federal statutory rate – 34%	$(401,579)	$(30,306)
State benefit, net of federal tax	(38,977)	(2,941)
Expiration of operating loss carryforwards	67,513	—
Change in valuation allowance	373,043	33,247
Net tax expense	$—	$—

Since operations ceased in 2002, the Company has failed to file its federal income tax returns. The net operating losses expire as follows:

Year of Expiration	Amount
2008	$773,000
2009	930,000
2010	1,284,000
2011	1,038,000
2012	648,000
2018	992,000
2019	1,085,000
2020	2,161,000
2021	3,457,000
2022	2,765,000
2023	1,745,000
2024	1,854,000
2025	2,267,000
2026	1,796,000
2027	2,721,000
$25,516,000

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

NOTE 6 — RELATED PARTY TRANSACTIONS

The Company has amounts payable to Dimeling, Schreiber & Park Reorganization Fund II, LP in the amount of $343,766 and $321,143 at December 31, 2007 and 2006, respectively and owed Dimeling, Schreiber & Park Reorganization Fund II, LP $2,500,000 at December 31, 2007 and 2006 under the terms of convertible debentures payable. A representative of Dimeling, Schreiber & Park Reorganization Fund II, LP is management of the Company. In addition, the Company has accrued payroll liabilities in the amount of $47,584 and $59,162 to former employees at December 31, 2007 and 2006.

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

Reclamation of Mines – Prior to 1993, the Company and or companies that were subsequently acquired by the Company leased certain of its mining properties to other companies for operation, exploration and development. Under the terms of the leases, these other companies were obligated to comply with all federal, state and local environmental laws and regulations affecting the mining industry. Tintic has assumed a reclamation obligation from the previous operator of the Burgin Mine. In addition, the Company also holds a small mining permit and reclamation obligation in connection with its Chief Gold properties.

The Company has cash held in escrow in the form of reclamation bonds with the State of Utah to settle the obligations when all mining efforts have been abandoned. All interest income on the bonds is currently being garnished by the Internal Revenue Service to cover certain taxes, penalties, and interest included in accrued liabilities on the Company’s balance sheet. The Company has issued a bond to the State of Utah totaling $488,300 at December 31, 2007.

A reconciliation of the asset retirement obligations associated with reclamation is as follows:

Balance, December 31, 2005	$488,300
Accretion expense	14,648
Balance, December 31, 2006	502,948
Accretion expense	15,088
Balance, December 31, 2007	$518,036

NOTE 8 — CONVERTIBLE DEBENTURES

During December 2005, the Company issued convertible debentures in the amount of $2.5 million to Dimeling, Schreiber & Park Reorganization Fund II, LP. The debentures accrue interest at an annual rate of 8%, payable at the time of conversion in additional shares of common stock. The conversion price is $0.25 per share. The debentures automatically convert into shares of common stock at the rate of 4,000 shares for each $1,000 principal amount upon the approval of the shareholders of certain amendments to the Articles of Incorporation. Under APB 14, none of the proceeds were attributable to the conversion feature.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dimeling Schreiber & Park Reorganization Fund II, LP placed $2.5 million in escrow during December 2005. The funds remained in escrow until such time the Company had receipt of creditor acceptances (repayment on a negotiated basis, or compromise offer) representing 50% of the outstanding aggregate unsecured amounts owed. The Company satisfied this requirement in July 2006, the restricted cash held in escrow was recognized as cash.

NOTE 9 — LAND, MINING CLAIMS, AND PROPERTY AND EQUIPMENT

Land and mining claims and buildings, machinery and equipment consisted of the following as of December 31, 2007 and 2006:

	2007	2006
Land and mining claims	$950,000	$950,000
Mill	$250,000	$250,000
Machinery and equipment	335,778	335,778
Total buildings, machinery and equipment	585,778	585,778
Less: Accumulated depreciation	(435,778)	385,778
Net buildings, machinery and equipment	$150,000	$200,000

Land and mining claims include (1) land owned by our wholly-owned subsidiaries American Star Mining Co.; Chief Consolidate Mining Company; Chief Gold Mines; Eagle and Blue Bell Mining Co.; East Crown Point Mining Co.; Eureka Mines Co.; and Tintic Utah Metals; (2) land owned by Central Standard Consolidated Mining Co.; (3) the Tintic Ranch Millsite; and (4) Section 14, T14S, R3W SLBM.

Depreciation expense was $50,000 and $50,000 for the years ended December 31, 2007 and 2006. During 2002, the mill was impaired to its salvage value and has not been in operation since operations discontinued during 2002.

In 2002, approximately 19,000 acres of land that we either owned or had vested interests in was valued at $50 per acre. Giving effect to subsequent dispositions of land pursuant to tax sales, relinquishment of mining claims and other transfers of property, the Company currently owns or has vested interests in approximately 16,000 acres of land.

NOTE 10 — OTHER COMMITMENTS AND CONTINGENCIES

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

On April 23, 2007, Leonard Weitz filed a complaint against the Company in the Fourth Judicial District in and for Utah County, Utah (Case No. 07010174). An amended complaint was filed on June 23, 2007. The complaint is seeking money damages in the amount of $726,000 for alleged breach of contract arising out of Mr. Weitz’s employment agreement with the Company. The Company believes it has meritorious defenses to the claims asserted in the action and intends to vigorously defend the matter.

Environmental Protection Agency Settlement – During 2001, the U.S. Environmental Protection Agency (‘‘EPA’’) proposed to place what the agency has titled the ‘‘Eureka Mills Superfund Site’’

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11 — SUBSEQUENT EVENTS

At a special meeting of stockholders on February 1, 2008, the Company’s Articles of Incorporation were amended (a) to increase the amount of authorized Common Stock to 100,000,000 shares and (b) to reset the par value of the Common Stock and Convertible Common Stock from $0.50 par value per share to $0.01 par value per share. The accompanying financial statements have been restated retroactively for all periods presented to reflect the changes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIEF CONSOLIDATED MINING COMPANY
By:	/s/ Richard R. Schreiber
Richard R. Schreiber, President (Principal Executive Officer and Principal Accounting and Financial Officer)

Date: May 5, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date
/s/ Richard R. Schreiber	May 5, 2008
Richard R. Schreiber, Director, President (Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)
/s/ Steven G. Park, Director	May 5, 2008
Steven G. Park, Director