Form 10-Q
period 2008-03-31
CHIEF CONSOLIDATED MINING CO
filed 2009-08-07
CIK 19913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      To
Commission File Number: 001-01761
CHIEF CONSOLIDATED MINING COMPANY
(Name of small business issuer in its charter)

ARIZONA	87-0122295
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
15988 SILVER PASS ROAD, P.O. BOX 51, EUREKA, UTAH 84628
(Address of Principal Executive Offices) (Zip Code)
(435) 433-6606
(Issuer’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller ceporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date.
Common stock, par value $0.01 per share: 52,636,847, as of June 29, 2009.
Convertible common stock, par value $0.01 per share: Nil as of June 29, 2009.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS
Cash	$22,064	$129,003
Other current assets	25,589	15,471

Total current assets	47,653	144,474

Land and mining claims	950,000	950,000
Buildings, machinery and equipment, net	137,500	150,000
Reclamation funds on deposit	488,300	488,300

Total assets	$1,623,453	$1,732,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$710,380	$654,277
Related party payable	57,864	391,351
Accrued interest payable	—	408,219
Accrued liabilities	158,417	110,286
Accrued convertible common stock dividends	10,873	862,109

Total current liabilities	937,534	2,426,242

Long-term liabilities
Convertible debentures	—	2,500,000
Reclamation obligation	521,921	518,036
EPA settlement obligation	60,000,000	60,000,000

Total long-term liabilities	60,521,921	63,018,036

Minority interest in consolidated subsidiaries	24,727	24,727

Shareholders’ deficit
Preferred stock, $0.50 par value; 1,500,000 shares authorized; 10,899 shares outstanding; liquidation preference of $5,450	5,450	5,450
Convertible common stock, $0.01 par value; 30,000,000 shares authorized; 6,477,242 and 4,060,000 shares outstanding, respectively	64,772	40,600
Common stock, $0.01 par value; 100,000,000 shares authorized; 23,734,011 and 10.635,507 shares outstanding, respectively	237,340	106,355
Additional paid-in capital	38,313,573	34,292,748
Accumulated deficit	(98,481,864)	(98,181,384)

Total stockholders’ deficit	(59,860,729)	(63,736,231)

Total liabilities and stockholders’ deficit	$1,623,453	$1,732,774

See the accompanying notes to the consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2008	2007
Operating expenses
General and administrative	$205,834	$91,045
Mining properties operating and exploration costs	10,370	—
Depreciation and depletion	12,500	12,500
Accretion of reclamation obligation	3,885	3,772

Total operting expenses	232,589	107,317

Other income (expense)
Interest income	$5	$6,092
Interest expense	(16,986)	(49,315)
Other income	105	385

Total Other income (expense)	(16,876)	(42,838)

Net loss	(249,465)	(150,155)

Convertible common stock dividends	(51,015)	(43,693)

Loss attributable to common stockholders	$(300,480)	$(193,848)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted-average common shares outstanding	18,761,623	10,635,507

See the accompanying notes to the consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(249,465)	$(150,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of reclamation obligation	3,885	3,772
Depreciation and depletion	12,500	12,500
Changes in operating assets and liabilities:
Other current assets	(10,118)	(55,494)
Accounts payable	71,142	(12,091)
Related party payable	—	9,430
Accrued interest payable	16,986	49,315
Accrued liabilities	48,131	—

Net Cash Used in Operating Activities	(106,939)	(142,723)

Cash Flows from Financing Activities	—	—

Net Cash Provided by Financing Activities	—	—

Net Change in Cash	(106,939)	(142,723)

Cash at Beginning of Period	129,003	939,578

Cash at End of Period	$22,064	$796,855

Supplemental Schedule of Noncash Investing and Financing Activities
Common stock issued for services provided	$348,487	$—
Common stock issued on conversion of debenture	2,500,000	—
Common stock issued on conversion of debenture interest	425,206	—
Common stock issued in settlement of accrued convertible dividends	902,252	—
Convertible common stock dividends accrued	51,015	43,693

See the accompanying notes to the consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Chief Consolidated Mining Company (“Chief”) was incorporated in the state of Arizona in 1909. Chief currently is the owner of or has vested interests in approximately 16,000 acres of patented mining property in the Tintic Mining Districts in Utah County and Juab County, Utah. Chief and its subsidiaries (collectively, the “Company”) operate as a mineral resource company seeking to engage in the exploration and development of their mining claims and properties.
     Accounting Basis — The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2007. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the consolidated financial position of Chief Consolidated Mining Company and subsidiaries as of March 31, 2008, and the results of their operations for the three months ended March 31, 2008 and 2007 and their cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008, may not be indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The estimated amount of the reclamation and the EPA settlement obligations are particularly subject to change in the near term.
     Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. The Company’s 23% investment in Central Standard was accounted for using the equity method and is carried at zero. Intercompany accounts and transactions have been eliminated in consolidation.
     Business Conditions — The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     As of March 31, 2008, the Company had $950,000 of land and mining claims and $137,500 of mining related buildings, machinery and equipment, which in aggregate, represent approximately 67% of total assets. The Company’s buildings, machinery and equipment consist principally of the Tintic Mill located at the Trixie mine. The realization of the Company’s investment in land and mining claims and mining related buildings, machinery and equipment is dependent upon various factors, including the outcome of: (i) the Company’s success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) the Company’s ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while the Company pursues real estate development alternatives for portions of the Company’s land, (iii) the Company’s success in finding a joint venture partner to provide capital funding for the Company’s continued exploration of its mining properties, (iv) the Company’s ability to profitably lease the Tintic Mill or its mining claims to outside entities, and (v) the Company’s success in selling or developing certain of its land surface rights to fund its continued mining and exploration activities.
     In 2002, the Company encountered unstable mining conditions and suspended mining and processing operations. As a result of the suspended mining and processing operations, the Company is not generating mining revenues and does not have sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration efforts related to the Burgin Mine.
     During 2002, the Environmental Protection Agency (EPA) completed a study and finalized its actions to be taken in response to the release of waste materials at and around the Eureka Mills Superfund Site located in Juab County, Utah. The EPA is seeking reimbursement from the Company in the amount of $60 million for its portion of the liability based on the ownership and the conduct of mining operations on portions of the site. During 2005, the Company received a consent decree from the EPA and agreed to comply with its conditions, as discussed more fully in Note 7.
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
     Land and Mining Claims — Land and mining claims are recorded at the lower of cost, less accumulated depletion, or fair value. Costs of developing mining properties (after completion of exploration) are capitalized. Exploration costs are expensed as incurred until the establishment of a commercially minable deposit or reserve which can be economically and legally produced. When a mining property reaches the production stage, the related capitalized costs are amortized using the units of production method on the basis of proven and probable ore reserves. The Company’s mining properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Buildings, Machinery and Equipment — Buildings, machinery and equipment are recorded at the lower of cost or fair value. Major additions and improvements are capitalized while minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of buildings, machinery and equipment were previously computed using the straight-line method over estimated useful lives of 11 years. In 2006, the Company impaired all of its remaining buildings, machinery and equipment to its recoverable amount and reassessed their estimated useful lives to 5 years.
     Impairment of Long-Lived Assets — The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company evaluates its land and mineral properties, buildings, machinery and equipment and other long-lived assets for impairment at least annually and when indications of possible impairment exist and assesses their recoverability based upon anticipated future cash flows from the asset’s or group of assets’ use or sale. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the carrying value of long-lived assets are reduced by the estimated excess of the carrying value over the fair value of the assets. Fair value is determined by the discounted future cash flows from the asset or group of assets. No impairment was recognized during the period ended March 31, 2008 or 2007.
     Reclamation Costs Obligation — The Company provides for reclamation costs and penalties for the retirement obligations associated with tangible long-lived assets. Reclamation liabilities are accrued based on estimates of known environmental exposure in conjunction with feasibility studies and are accreted over the estimated life of the assets.
     Income Taxes — The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities and operating loss and tax credit carryforwards given the provisions of currently enacted tax laws.
     Fair Value of Financial Instruments — The carrying amount of the convertible debentures and the reclamation obligation approximates their estimated fair value. The estimated fair value of the convertible debenture can be converted to common stock at a price similar to current market prices. The reclamation obligation is accreted each period using market information regarding interest and discount rates.
     EPA settlement obligation — The carrying amount of the EPA settlement obligation is carried at its historical cost in accordance with AICPA SOP 96-1 Environmental Remediation Liabilities and SFAS No. 5 Accounting for Contingencies. The Company recognizes the face value (undiscounted) liability as assessed by the EPA.
     Basic and Diluted Loss Per Common Share — Basic loss per common share excludes dilution and is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted loss per common share reflects the potential dilution that could occur if stock options were exercised or convertible debentures or convertible common stock was converted into common stock. The computation of diluted loss per common share does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     At March 31, 2008 and 2007, there were outstanding options to purchase 170,000 shares of common stock, which were excluded from the computation of diluted loss per common share. In addition, for the periods ended March 31, 2008 and 2007, there were 6,477,242 and 4,060,000 shares of convertible common stock outstanding, respectively, and 0 and 10,000,000 shares of common stock, respectively, underlying our convertible debentures outstanding that were excluded from the computations of diluted loss per common share. These potential common shares were excluded because they were antidilutive and would have decreased diluted loss per common share.
     In the period ended March 31, 2007, $2,500,000 of convertible debentures and $257,354 of accrued interest which are convertible at $0.25 per share were excluded from the computation of diluted loss per common share calculation. These potential common shares were excluded because they were antidilutive and would have decreased diluted loss per common share. In the period ended March 31, 2008 the convertible debentures and accrued interest were converted into common stock of the Company.
     Stock-Based Employee Compensation —The Company accounts for its stock options in accordance with SFAS 123R, Share-Based Payment. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). There was no stock-based employee compensation incurred during the three months ended March 31, 2008 and 2007.
     Recent accounting pronouncements — New Accounting Policies - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted SFAS No. 157 effective April 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. In February 2008, the FASB issued FSP SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This deferral of SFAS No. 157 primarily applies to our asset retirement obligation (ARO), which uses fair value measures at the date incurred to determine our liability. We are currently evaluating the impact of the pending adoption in 2009 of SFAS No. 157 non-recurring fair value measures.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, effective on January 1, 2008, and permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The provisions of SFAS No. 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of SFAS No. 159 has not had a material impact on the Company’s financial position or results of operations.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon adoption of FIN 48. No interest or penalties have been levied against the Company and none are anticipated, therefore interest or penalty has been included in our provision for income taxes in the consolidated statements of operations.
     Recent accounting pronouncements — In December 2007, the FASB issued a revision of Statement No.SFAS 141 (R), Business Combinations. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. This Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. This Statement is effective for financial statements issued for the fiscal years and interim periods beginning after November 15, 2008. Management does not anticipate the adoption of this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.
     In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP No. APB 14-1. FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, the FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently assessing the impact this standard will have on the Company’s consolidated financial position or results of operations.
NOTE 2 — INVESTMENTS IN SUBSIDIARIES
     Tintic Utah Metals Joint Venture — The Company owns a 75% interest in Tintic Utah Metals LLC (“Tintic”). The Company’s Burgin Mine and the Tintic Mill are located on property owned by Tintic. The remaining 25% is owned by Korea Zinc Co. Ltd. (“Korea Zinc”).
     On August 27, 2008, the Company, Andover Ventures Inc. (“Andover”) and Korea Zinc entered into an agreement whereby Andover obtained the exclusive right to purchase Korea Zinc’s 25% interest in Tintic. Andover then transferred to the Company Andover’s right to purchase Korea Zinc’s share of Tintic. Andover, which became the majority shareholder of the Company in June of 2008, agreed to make the required cash payments on behalf of the Company in exchange for the issuance of shares of common stock at $0.10 per share. The terms of the agreement were modified on November 20, 2008.
     Under the terms of the modified agreement, the Company is obligated to pay Korea Zinc $1,000,000 for the purchase right. The obligation is non-refundable and is payable through November 23, 2009, then under the option, the Company can purchase the remaining 25% interest from Korea Zinc for $2,000,000 by November 23, 2010.
     On November 28, 2008, Andover made payment of $150,000 on the Company’s behalf for the option. In return, the Company issued 1,500,000 shares or common stock and 1,500,000 warrants to purchase shares of common stock for $0.15 per share through November 28, 2010.
     Central Standard Consolidated Mines — The Company owns approximately 23% percent of the outstanding capital stock of Central Standard Consolidated Mines (“Central Standard”). Central Standard’s mining property consisted of 320 acres located in the north-central portion of the East Tintic Mining District and is surrounded by property owned by Tintic. In May 2006, some of the holdings of Tintic, Central Standard, and Eagle and Blue Bell Mining Co., Chief’s subsidiaries, were sold at tax sale. The Company has been reviewing its options to recover these properties. During April 2007, the Company redeemed the Tintic and the Eagle and Blue Bell properties for $38,000. The Central Standard properties were not redeemed but were included as part of a broader land-swap package worked out between Chief and an adjoining property owner during the first quarter of 2008.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — CAPITALIZATION
     At a special meeting of stockholders on February 1, 2008, the Company’s Articles of Incorporation were amended (a) to increase the amount of authorized Common Stock to 100,000,000 shares and (b) to reset the par value of the Common Stock and Convertible Common Stock from $0.50 par value per share to $0.01 par value per shares. The accompanying financial statements have been restated retroactively for all period presented to reflect the changes.
     Convertible Common Stock — Dividends on the convertible common stock accrue at a rate of 8% per annum and are payable in-kind with shares of convertible common stock. The terms of the convertible common stock require that the Company shall not declare dividends on the common stock as long as the convertible common stock is outstanding.
     Dividends accrue on the convertible common stock at the rate of 8% per annum and are payable in-kind with convertible common shares, and amounted to 126,841 shares and 116,473 shares of convertible common stock that are issuable for the three months ended March 31, 2008 and 2007, respectively. The in-kind dividends were valued based on the average market price of the common stock during the period and resulted in recognizing $51,015 and $43,693 of convertible common stock dividends during the three months ended March 31, 2008 and 2007, respectively.
     On February 1, 2008 the dividend in-kind of $862,109 was converted into 2,316,884 shares of convertible common stock. On March 11, 2008 the dividend in-kind accrued to that date was $40,103. This was converted into 100,358 shares of convertible common stock. As at March 31, 2008, the dividend in-kind accrued was $10,873 and amounted to 26,483 shares of convertible common stock that remain issuable for the period ended March 31, 2008.
     Common stock — On February 1, 2008, the Company issued 11,700,822 shares of common stock upon the conversion of a $2,500,000 convertible debenture and $425,205 of accrued convertible debenture interest, both at $0.25 per share.
     On February 25, 2008, the Company issued 1,393,947 shares of common stock upon conversion of $348,487 payables to related parties at $0.25 per share.
     On November 28, 2008, the Company issued 10,000,000 shares of common stock and 10,000,000 warrants to purchase common stock at $0.15 per share for $1,000,000 in cash. The warrants are exercisable through November 28, 2010.
     On November 28, 2008, the Company issued 5,441,445 shares of common stock and 5,441,445 warrants to purchase common stock at $0.15 per share for $544,144 in cash. The warrants are exercisable through November 28, 2010.
     On December 2, 2008, the Company issued 2,300,000 common shares to directors and executive officers of the Company for future compensation. The fair value of the common shares was determined to be $0.15 per common share. On December 3, 2008, the Company issued 3,060,000 shares of common stock and 3,060,000 warrants to purchase common stock at $0.15 per share for $306,000 in cash. The warrants are exercisable through December 3, 2010.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — RELATED PARTY TRANSACTIONS
     During the three months ended March 31, 2008, the Company settled amounts payable to Dimeling, Schreiber & Park Reorganization Fund II, LP (“DSP II”) in the amount of $348,487 (December 31, 2007: $348,487), In addition the convertible debentures payable of $2,500,000 (December 31, 2007: $2,500,000) owed to DSP II was converted into Common Stock of the Company (see Note 3 to these consolidated financial statements).
          On December 3, 2008 the Company loaned a shareholder $239,029, which is secured by the common shares held by the shareholder in Chief. The loan matures on March 2, 2009 and carries an interest rate of 12% per annum. On March 1, 2009 both parties agreed to a maturity date extension to September 30, 2009.
NOTE 5 — CONVERTIBLE DEBENTURES
     During December 2005, the Board resolved to issue convertible debentures in the amount of $2.5 million to DS&P. The debentures accrue interest at an annual rate of 8%, payable at the time of conversion in additional shares of common stock. The conversion price is $0.25 per share. The debentures automatically convert into shares of common stock at the rate of 4,000 shares for each $1,000 principal amount upon the approval of the shareholders of certain amendments to the Articles of Incorporation. Under APB 14, none of the proceeds were attributable to the conversion feature. As outlined in Note 4 to these financial statements, the convertible debentures was converted into Common Stock of the Company.
NOTE 6 — ASSET RETIREMENT OBLIGATIONS
     Reclamation of Mines — Prior to 1993, the Company or companies that were subsequently acquired by the Company leased certain of its mining properties to other companies for operation, exploration and development. Under the terms of the leases, these other companies were obligated to comply with all federal, state and local environmental laws and regulations affecting the mining industry. Tintic assumed a reclamation obligation from the previous operator of the Burgin Mine. In addition, the Company also holds a small mining permit and reclamation obligation in connection with its Chief Gold properties.
     At March 31, 2008, the Company has $488,300 of cash held in escrow in the form of reclamation bonds with the State of Utah to assure that the Company will settle the reclamation obligations.
A reconciliation of the asset retirement obligations is as follows:

	EPA Liability	Other	Total
Balance, December 31, 2007	$60,000,000	$518,036	$60,518,036
Accretion expense	—	3,885	3,885
Balance, March 31, 2008	$60,000,000	$521,921	$60,521,921

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — OTHER COMMITMENTS AND CONTINGENCIES
     On April 23, 2007, Leonard Weitz filed a complaint against the Company in the Fourth Judicial District in and for Utah County, Utah (Case No. 07010174). An amended complaint was filed on June 23, 2007. The complaint is seeking money damages in the amount of $726,000 for alleged breach of contract arising out of Mr. Weitz’s employment agreement with the Company. A scheduling order has been proposed by Plaintiff’s attorney and is under consideration by the Company. The Company believes it has meritorious defenses to the claims asserted in the action and intends to vigorously defend the matter.
     Environmental Protection Agency Settlement — During 2001, the U.S. Environmental Protection Agency (“EPA”) proposed to place what the agency has titled the “Eureka Mills Superfund Site” (the “Site”) on the National Priorities List, as authorized under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). According to the EPA, samples indicate that the soil in the Town of Eureka, Utah is contaminated with lead and, to a lesser extent, arsenic. The Site consists of approximately 150 acres in the town of Eureka, Utah.
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
NOTE 7 — OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED)
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
NOTE 8 — SUBSEQUENT EVENTS
          As outlined in Note 3 to these financial statements, issuances of common stock took place between November 28, 2008, and December 3, 2008. For further information please see Note 3 to these financial statements.
          On November 15, 2008, 4,000,000 stock options were granted to one individual at an exercise price of $0.25 per share. All options vested immediately.
          On May 26, 2009, at the request of the sole holder of the convertible common stock, the Company converted all of the outstanding shares of convertible common stock (6,477,242) and its accrued convertible common stock dividend (624,149) into 7,101,391 shares of common stock of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion is intended to assist you in understanding our financial condition and plan of operations. You should read the following discussion along with our financial statements and related notes included in this Quarterly Report on Form 10-Q.
     Overview
     We were organized in 1909 and own or control approximately 16,000 acres of mining land in Utah and Juab Counties in Utah. These properties include the Burgin Mine, whose mining rights are owned by our subsidiary Tintic Utah Metals, LLC, a Colorado limited liability company, and the Trixie Mine, owned by our subsidiary Chief Gold Mines, Inc., a Delaware corporation. Of these 16,000 acres, approximately 6,000 acres are subject to being sold, as discussed below, pursuant to a Consent Decree, with the Environmental Protection Agency.
     Trixie and Burgin Mines
     The Trixie Mine is located on property owned by our wholly-owned subsidiary, Chief Gold Mines, and is 1.5 miles from Tintic Utah’s concentrating mill. Our subsidiary, Tintic Utah, last processed gold and silver ores produced from the Trixie Mine at Tintic Utah’s concentrating mill in early 2002. Due to past safety conditions at the Trixie Mine, we are not currently operating the mine but are considering a plan to restart operations by first processing the dry stack tailings from 2001-02 located and stockpiled on the surface. In addition, we may be interested in various other options including, joint ventures or leasing or selling the mine.
     The Burgin Mine, which is located in the East Tintic Mining District of Utah, is also not currently in production. We cannot proceed with production at the mine unless we can dewater the mine and raise capital for use in connection with restarting mining operations. We have applied for permission to appropriate water from the Burgin Mine and the application is currently pending before the Utah State Engineer. If it approves our application, we may then begin negotiations with various potential partners with the intention of finding a method to finance the construction of a water treatment facility. The water treatment facility would be used as the means for disposing of the water pumped from the lower levels of the Burgin Mine, enabling us to proceed with development and production programs. Although there were objections to our application, we have been in negotiations regarding the terms of an agreement with the main objectors. The Utah State Engineer will issue a decision on the application, and we would have the right to appeal any adverse decision to a court. We are unable to predict whether an agreement with the objectors will be signed or when the Utah State Engineer will render its decision. Even if the Utah State Engineer approves our application and we reach an agreement with the objectors, we may not have the necessary funds to proceed, and even if we do have such funds, we may not use these funds to proceed at the Burgin Mine. If we are not successful in obtaining water rights, we believe there may be alternative methods to successfully dewater the mine.

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
     Our financial statements have been prepared assuming that we will continue as a going concern. We recognized $0 in revenues for the three months ended March 31, 2008. We have suffered net losses of $249,465 for the three months ended March 31, 2008. Additionally, as of March 31, 2008, we had an accumulated deficit of $98,481,864. These matters raise substantial doubt about our ability to continue as a going concern.
     As of March 31, 2008, we had $950,000 of land and mining claims and $137,500 of mining-related buildings, machinery and equipment. The realization of our investment in land and mining claims and mining-related buildings and equipment is dependent upon various factors, including: our success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, and our ability to obtain necessary funding to continue exploration of the mining properties and to finance operations.
Recent Developments
     Special Meeting of Stockholders
     On December 17, 2007, Chief filed a definitive proxy statement, announcing a Special Meeting of Stockholders, with the Securities and Exchange Commission (the “SEC”). The Special Meeting of Stockholders was held on February 1, 2008. All proposals were approved by affirmative majority vote of shares of Preferred Stock, Common Stock and Convertible Common Stock, voting separately and as a single class. The proposals were:
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
            Changes in Control. On March 7, 2008, Dimeling, Schreiber & Park Reorganization Fund II, L.P., the Company’s then-controlling stockholder (“Fund”), entered into an agreement for the sale of all of its shares of Convertible Common Stock and Common Stock of the Company to Genco Resources Ltd., a British Columbia corporation (‘‘Genco’’). The Fund was the sole holder of Convertible Common Stock. Pursuant to that agreement, the Fund agreed to sell and Genco agreed to purchase all 6,477,242 shares of the Convertible Common Stock and 13,034,769 shares of Common Stock, representing all of the shares of Convertible Common Stock and Common Stock owned by the Fund. Upon the closing of the stock purchase agreement on or about March 12, 2008, a change in control of the Company occurred. The shares acquired by Genco represent 64.7% of our issued and outstanding capital stock. Genco agreed to pay the Fund $4,878,002.50 for the shares from its working capital.
     On June 23, 2008 Genco entered into an agreement to sell such shares of Convertible Common Stock and Common Stock to Andover Ventures Inc., a British Columbia corporation (“Andover”) (TSX-V-AOX), for two payments aggregating approximately $4.9 million and 1,500,000 shares of Andover common stock following regulatory approval, among other consideration. This transaction would result in a change in control of the Company upon closing. Subsequent payment disputes among Andover and Genco ensued resulting in the filing of multiple cross-lawsuits in the Province of British Columbia and Arizona, which also named the Company as a nominal defendant. The parties announced a settlement of the actions in March 2009 incorporating revised payment terms and dismissed the related suits
            Korea Zinc. On August 27, 2008, the Company, Andover and Korea Zinc Co. Ltd. (“Korea Zinc”) entered into an agreement (“Tintic Utah Option Agreement”) by which Andover would purchase Korea Zinc’s 25% interest in Tintic Metals LLC (“Tintic Utah”) and an agreement known as the “Operating Agreement of Tintic Utah Metals LLC” (“Operating Agreement”). Tintic Utah and the Operating Agreement are a partnership between the Company and Korea Zinc under which the Company owns 75% and Korea Zinc owns 25%.
     The Tintic Utah Option Agreement consideration, regardless of whether the Tintic Utah Option Agreement is exercised is US$1,000,000. This consideration is payable as follows:
•	US$500,000 the later of three days following execution date of the agreement or after regulatory approval;

•	a further US$500,000 on or before the six month anniversary of the initial payment; and
     Further, under the terms of the Tintic Utah Option Agreement Andover has the option to purchase Korea Zinc’s interest in the Operating Agreement by making the following additional payment:

•	a further US$2,000,000 on or before the second anniversary of the initial payment.
     On August 27, 2008 Andover and the Company entered into an agreement (“Purchase of Interest Agreement”) by which Andover has agreed to sell and the Company has agreed to purchase Andover’s interest in the Tintic Utah Option Agreement and the Operating Agreement. The purchase price is by the issuance of 30,000,000 common shares in the Company at a deemed value of US$0.10 per common share.
     On November 20, 2008, the Company, Andover and Korea Zinc agreed to an amended payment plan under which Andover will make the following payments:
•	US$150,000 on or before November 23, 2008 (paid);

•	a further US$350,000 on or before May 25, 2009;

•	a further US$500,000 on or before November 23, 2009; and

•	a further US$2,000,000 on or before November 23, 2010.
     Under the terms of the Tintic Utah Option Agreement, if the Company fails to make a payment when due, it has 90 days to make the payment plus interest at a rate of 500 bps plus three month LIBOR.
     On November 28, 2008, Chief issued 1,500,000 common shares to Andover in consideration for the payment of US$150,000 to Korea Zinc on November 23, 2008.
     Anglo American. In September 2008, the Company and Anglo American US (Utah) Inc. (“Anglo”), (NASD:AAUK), an indirect wholly-owned subsidiary of Anglo American plc, entered into a limited liability company agreement to form Big Hill LLC. Big Hill was organized to explore for and, if justified, develop a porphyry copper-gold molybdenum target located on claims owned or controlled by us. The porphyry target is located in the Tintic Mining District near Provo, Utah. In May 2009, Anglo announced that it would not proceed with the joint venture and withdrew from Big Hill.
Item 4T. Controls and Procedures.
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
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2008, as the result of a material weakness.
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
     This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
     Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation measures described above.

PART II — OTHER INFORMATION
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
     In the event that we complete all of our obligations under the Consent Decree, the EPA will file a Release of Notice of Federal Lien in the Office of the Juab County Recorder and we will be completely relieved of the $60 million liability, resulting in a gain in such future period. As of the current date, we continue to have obligations under the consent decree and are in compliance with those terms. The judgment amount of $60 million represents the future value of clean up costs when the terms of the Consent Decree are satisfied on February 9, 2010. The Company has reviewed the Consent Decree and has determined the fair value of its remaining obligations to be $1,075,000.
          Utah Labor Commission Administrative Proceeding. We were named, along with two other corporate entities, as a respondent in an administrative proceeding before the Utah Labor Commission in August 2006. In the proceeding, the seventy-six year old petitioner alleges that he was our employee from 1950 to 1954 and has contracted lung cancer as a result of his employment. The plaintiff sought medical expenses and permanent total disability compensation. The plaintiff is now deceased. His widow has now claimed dependent’s benefits and burial benefits. The trial took place and was settled on May 6, 2008. The Company’s insurer paid all settlement amounts and reimbursed the Company for all defense costs the Company had advanced.
          Royce Hackworth and Hackworth Drilling, Inc.. On August 30, 2002, Royce Hackworth and Hackworth Drilling, Inc. (“Hackworth”) filed a complaint against us and Adren Underwood in the Fourth Judicial District Court in and for Juab County, Utah (Civil No. 02060124). The complaint sought monetary relief of $37,697.14 for drilling services that were rendered to us by Hackworth Drilling. Judgment in the amount of $37,697.14 has been entered against us. Hackworth has agreed for the Company to pay this lien through the sales of our land pursuant to the EPA Consent Decree.
          Leonard Weitz. On April 23, 2007, Leonard Weitz filed a complaint against us in the Fourth Judicial District in and for Utah County, Utah (Case No. 07010174). An amended complaint was filed on June 23, 2007. The complaint is seeking money damages in the amount of $726,000.00 for alleged breach of contract arising out of Mr. Weitz’s employment agreement with the Company. A scheduling order has been proposed by Plaintiff’s attorney and is under consideration by the Company. We believe we have meritorious defenses to the claims asserted in the action and intend to vigorously defend the matter.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On February 1, 2008, the Company issued 10,000,000 shares of common stock to Dimeling, Schreiber & Park Reorganization Fund II, L.P. (“DS&P’’) relating to the conversion of its $2,500,000 convertible debenture. Further, $425,205 of accrued convertible debenture interest was also converted into 1,700,822 shares of common stock of the Company.
     On February 25, 2008, the Company issued 1,333,947 shares of common stock to DS&P relating to a settlement of a related party payable of $333,486.75.

     On February 25, 2008, the Company issued 60,000 shares of common stock to DS&P Investors LLC relating to a settlement of a related party payable of $15,000.
All of the foregoing securities were sold in private transactions to accredited and sophisticated investors and exempt from registration pursuant to Section 4(2) or Regulations D or S exemptions promulgated under the Securities Act of 1933.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     On December 17, 2007, Chief filed a definitive proxy statement, announcing a Special Meeting of Stockholders, with the Securities and Exchange Commission. The Special Meeting of Stockholders was held on February 1, 2008. All proposals were approved by an affirmative majority vote of shares of Common Stock, Convertible Common Stock and Preferred Stock, voting separately and as a single class. The matters voted upon, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter, in the aggregate, were as follows:
Election of Directors

Nominee	For	Withheld
Richard R. Schreiber	11,772,565	137,866
Steven G. Park	11,772,565	137,866
Peter D. Schreiber	11,777,434	132,997
Matters Voted Upon

				Broker
Matter Voted Upon	For	Against	Abstain	Non-Vote
Amendment to Articles of Incorporation to increase the authorized Common Stock of the Company to 100,000,000 shares	11,672,071	198,262	39,964	2,788,945
Amendment to Articles of Incorporation (1) to decrease the par value of the Common Stock to $0.01 par value per share, from $0.50 par value per share and (2) to decrease the par value of the Convertible Common Stock to $0.01 par value per share, from $0.50 par value per share	11,659,482	201,513	49,301	2,788,946
Amendment to Articles of Incorporation to set the size of the Board of Directors at a range of one to seven members	11,683,231	180,579	46,487	2,788,945
Amendment to Articles of Incorporation to authorize the election of directors at a time prescribed by the Board of Directors	11,655,927	232,321	22,049	2,788,945

				Broker
Matter Voted Upon	For	Against	Abstain	Non-Vote
Amendment to Articles of Incorporation to remove the requirement that only stockholders may act as directors	11,402,376	468,729	39,192	2,788,945
Approval and ratification of the sale of convertible debentures to Dimeling, Schreiber & Park Reorganization Fund II, LP	4,346,110	140,416	4,098,810	6,113,906
Approval and ratification of a non-qualified stock option granted to Mr. Brian Mountford as partial compensation	7,998,043	561,743	25,550	6,113,906
Item 5. Other Information.
     None.
Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation, as amended [Incorporated by reference to Exhibit A to Chief’s Schedule 14A Proxy Statement filed on December 17, 1999 (SEC File No. 001-01761)].

3.1A	Amendment to Articles of Incorporation, as amended [Incorporated by reference to Appendix A to Chief’s Schedule 14A Proxy Statement filed on December 17, 2007].

3.2	Amended and Restated By-laws [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.1	The Operating Agreement of Tintic Utah LLC dated as of July 17, 1996 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997 (SEC File No. 001-01761].

10.2	The First Amendment to Operating Agreement dated as of March 11, 1997 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997, (SEC File No. 001-01761].

10.3	Second Amendment to Operating Agreement dated as of November 10, 1997 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-K report filed on March 30, 1998 (SEC File No. 001-01761)].

10.4	Third Amendment to Operating Agreement dated as of October 1, 1998 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-KSB report filed on April 15, 1999 (SEC File No. 001-01761)].

10.5	Fourth Amendment to Operating Agreement dated as of September 9, 1999 by and between Chief and KZ Utah, Inc [Incorporated by reference

EXHIBIT NO.	DESCRIPTION

to Exhibit 10E, filed as Exhibit A, to Chief’s Form 10-KSB report filed on March 30, 2000 (SEC File No. 001-01761)].

10.6	Fifth Amendment to the Operating Agreement dated as of January 1, 2001 [Incorporated by reference to Form 10-QSB filed on August 14, 2001].

10.7	The Articles of Organization of Tintic Utah LLC is incorporated by reference to an exhibit to Form 10-KSB filed on April 2, 1997.

10.8	Stock Purchase Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.9	Registration Rights Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.10	Form of Warrant issued to Dimeling, Schreiber & Park by Chief dated as of November 19, 1999 [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.11	EPA Consent Decree [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.12	Debenture Purchase Agreement [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.13	Escrow Agreement [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.14	Chief Consolidated Mining Company Prospect and Retrospect, dated as of November 2005 [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.15	Genco Resources Ltd. Stock Purchase Agreement, dated as of March 7, 2008 [Incorporated by reference to Chief’s Schedule 13D/A filed on March 13, 2008 (SEC File No. 005-36578)].

10.16	Form of 2008 Warrant Agreement (filed herewith).

21.1	Subsidiary List [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

CHIEF CONSOLIDATED MINING COMPANY
Dated: July 30, 2009	By:	/s/ Gordon Blankstein
Gordon Blankstein, Chairman and Chief Executive
Officer (Principal Executive Officer)

Dated: July 30, 2009	By:	/s/ Jeff Bates
Jeff Bates (Chief Financial Officer)