Form 10-Q
period 2008-06-30
CHIEF CONSOLIDATED MINING CO
filed 2009-08-07
CIK 19913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date.
Common stock, par value $0.01 per share: 52,636,847, as of June 29, 2009.
Convertible common stock, par value $0.01 per share: Nil as of June 29, 2009.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2008	2007
ASSETS
Cash	$41,366	$129,003
Other current assets	29,152	15,471

Total current assets	70,518	144,474

Land and mining claims	950,000	950,000
Buildings, machinery and equipment, net	125,000	150,000
Reclamation funds on deposit	488,300	488,300

Total assets	$1,633,818	$1,732,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$690,859	$654,277
Related party payable	291,764	391,351
Accrued interest payable	—	408,219
Accrued liabilities	212,584	110,286
Accrued convertible common stock dividends	49,036	862,109

Total current liabilities	1,244,243	2,426,242

Long-term liabilities
Convertible debentures	—	2,500,000
Reclamation obligation	525,806	518,036
EPA settlement obligation	60,000,000	60,000,000

Total long-term liabilities	60,525,806	63,018,036

Minority interest in consolidated subsidiaries	24,727	24,727

Shareholders’ deficit
Preferred stock, $0.50 par value; 1,500,000 shares authorized; 10,899 shares outstanding; liquidation preference of $5,450	5,450	5,450
Convertible common stock, $0.01 par value; 30,000,000 shares authorized; 6,477,242 and 4,060,000 shares outstanding, respectively	64,772	40,600
Common stock, $0.01 par value; 100,000,000 shares authorized; 23,734,011 and 10,635,507 shares outstanding, respectively	237,340	106,355
Additional paid-in capital	38,313,573	34,292,748
Accumulated deficit	(98,782,093)	(98,181,384)

Total stockholders’ deficit	(60,160,958)	(63,736,231)

Total liabilities and stockholders’ deficit	$1,633,818	$1,732,774

See the accompanying notes to the consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June		For the Six Months Ended June
	30,		30,
	2008	2007	2008	2007
Operating expenses
General and administrative	$240,840	$253,327	$446,674	$344,372
Mining properties operating and exploration costs	4,980	—	15,350	—
Depreciation and depletion	12,500	12,500	25,000	25,000
Accretion of reclamation obligation	3,885	3,772	7,770	7,544

Total operating expenses	262,205	269,599	494,794	376,916

Other income (expense)
Interest Income	$140	$8,769	$145	$14,861
Interest expense	—	(49,863)	(16,986)	(99,178)
Other income	—	(16,000)	105	(15,615)

Total Other income (expense)	140	(57,094)	(16,736)	(99,932)

Net loss	(262,065)	(326,693)	(511,530)	(476,848)

Convertible common stock dividends	(38,164)	(49,599)	(89,179)	(93,292)

Loss attributable to common stockholders	$(300,229)	$(376,292)	$(600,709)	$(570,140)

Basic and diluted loss per common share	$(0.01)	$(0.04)	$(0.03)	$(0.05)

Basic and diluted weighted-average common shares outstanding	23,734,011	10,635,507	21,247,817	10,635,507

See the accompanying notes to the consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(511,530)	$(476,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of reclamation obligation	7,770	7,544
Depreciation and depletion	25,000	25,000
Changes in operating assets and liabilities:
Other current assets	(13,681)	(86,007)
Accounts payable	51,620	(12,092)
Related party payable	233,900	8,079
Interest payable	16,986	99,178
Accrued liabilities	102,298	—

Net Cash Used in Operating Activities	(87,637)	(435,146)

Cash Flows from Financing Activities	—	—

Net Cash Provided by Financing Activities	—	—

Net Change in Cash	(87,637)	(435,146)

Cash at Beginning of Period	129,003	939,578

Cash at End of Period	$41,366	$504,432

Supplemental Schedule of Noncash Investing and Financing Activities
Common stock issued for services provided	$348,487	$—
Common stock issued on conversion of debenture	2,500,000	—
Common stock issued on conversion of debenture interest	425,206	—
Common stock issued in settlement of accrued convertible dividends	902,252	—
Convertible common stock dividends accrued	89,179	93,292

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
     Accounting Basis — The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2007. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the consolidated financial position of Chief Consolidated Mining Company and subsidiaries as of June 30, 2008, and the results of their operations for the three and six months ended June 30, 2008 and 2007 and their cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the six months ended June 30, 2008, may not be indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.
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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     As of June 30, 2008, the Company had $950,000 of land and mining claims and $125,000 of mining related buildings, machinery and equipment, which in aggregate, represent approximately 66% of total assets. The Company’s buildings, machinery and equipment consist principally of the Tintic Mill located at the Trixie mine. The realization of the Company’s investment in land and mining claims and mining related buildings, machinery and equipment is dependent upon various factors, including the outcome of: (i) the Company’s success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) the Company’s ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while the Company pursues real estate development alternatives for portions of the Company’s land, (iii) the Company’s success in finding a joint venture partner to provide capital funding for the Company’s continued exploration of its mining properties, (iv) the Company’s ability to profitably lease the Tintic Mill or its mining claims to outside entities, and (v) the Company’s success in selling or developing certain of its land surface rights to fund its continued mining and exploration activities.
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
     Impairment of Long-Lived Assets — The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company evaluates its land and mineral properties, buildings, machinery and equipment and other long-lived assets for impairment at least annually and when indications of possible impairment exist and assesses their recoverability based upon anticipated future cash flows from the asset’s or group of assets’ use or sale. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the carrying value of long-lived assets are reduced by the estimated excess of the carrying value over the fair value of the assets. Fair value is determined by the discounted future cash flows from the asset or group of assets. No impairment was recognized during the period ended June 30, 2008 or 2007.
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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     At June 30, 2008 and 2007, there were outstanding options to purchase 170,000 shares of common stock which were excluded from the computation of diluted loss per common share. In addition, for the periods ended June 30, 2008 and 2007, there were 6,477,242 and 4,060,000 shares of convertible common stock outstanding, respectively, and 0 and 10,000,000 shares of common stock, respectively, underlying our convertible debentures outstanding that were excluded from the computations of diluted loss per common share. These potential common shares were excluded because they were antidilutive and would have decreased diluted loss per common share.
     In the period ended June 30, 2007, $2,500,000 of convertible debentures and $307,397 of accrued interest which are convertible at $0.25 per share were excluded from the computation of diluted loss per common share calculation. These potential common shares were excluded because they were antidilutive and would have decreased diluted loss per common share. In the period ended June 30, 2008 the convertible debentures and accrued interest were converted into common stock of the Company.
     Stock-Based Employee Compensation —The Company accounts for its stock options in accordance with SFAS 123R, Share-Based Payment. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). There was no stock-based employee compensation incurred during the six months ended June 30, 2008 and 2007.
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
NOTE 2 — INVESTMENTS IN SUBSIDIARIES
     Tintic Utah Metals Joint Venture — The Company owns a 75% interest in Tintic Utah Metals LLC (‘‘Tintic’’). The Company’s Burgin Mine and the Tintic Mill are located on property owned by Tintic. The remaining 25% is owned by Korea Zinc Co. Ltd. (“Korea Zinc”).
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
     Dividends accrue on the convertible common stock at the rate of 8% per annum and are payable in-kind with convertible common shares, and amounted to 253,682 shares and 234,240 shares of convertible common stock that are issuable for the six months ended June 30, 2008 and 2007, respectively. The in-kind dividends were valued based on the average market price of the common stock during the period and resulted in recognizing $89,179 and $93,292 of convertible common stock dividends during the six months ended June 30, 2008 and 2007, respectively.
     On February 1, 2008 the dividend in-kind of $862,109 was converted into 2,316,884 shares of Convertible Common Stock. On March 11, 2008 the dividend in-kind accrued to that date was $40,103. This was converted into 100,358 shares of Convertible Common Stock. As at June 30, 2008, the dividend in-kind accrued was $49,036 and amounted to 153,324 shares of convertible common stock that remain issuable for the period ended June 30, 2008.
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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — RELATED PARTY TRANSACTIONS
     During the six months ended June 30, 2008, the Company settled amounts payable to Dimeling, Schreiber & Park Reorganization Fund II, LP (“DSP II”) in the amount of $348,487 (December 31, 2007: $348,487), In addition the convertible debentures payable of $2,500,000 (December 31, 2007: $2,500,000) owed to DSP II was converted into Common Stock of the Company (see Note 3 to these consolidated financial statements).
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
     At June 30, 2008, the Company has $488,300 of cash held in escrow in the form of reclamation bonds with the State of Utah to assure that the Company will settle the reclamation obligations.
A reconciliation of the asset retirement obligations is as follows:

	EPA Liability	Other	Total
Balance, December 31, 2007	$60,000,000	$518,036	$60,518,036
Accretion expense	—	7,770	7,770

Balance, June 30, 2008	$60,000,000	$525,806	$60,525,806

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
     Our financial statements have been prepared assuming that we will continue as a going concern. We recognized $0 in revenues for the three months ended June 30, 2008. We have suffered net losses of $262,065 for the three months ended June 30, 2008. Additionally, as of June 30, 2008, we had an accumulated deficit of $98,792,093. These matters raise substantial doubt about our ability to continue as a going concern.
     As of June 30, 2008, we had $950,000 of land and mining claims and $125,000 of mining-related buildings, machinery and equipment. The realization of our investment in land and mining claims and mining-related buildings and equipment is dependent upon various factors, including: our success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, and our ability to obtain necessary funding to continue exploration of the mining properties and to finance operations.
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
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2008, as the result of a material weakness.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation measures described above.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     None.

Item 5.	Other Information.
     None.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation, as amended [Incorporated by reference to Exhibit A to Chief’s Schedule 14A Proxy Statement filed on December 17, 1999 (SEC File No. 001-01761)].

3.1A	Amendment to Articles of Incorporation, as amended [Incorporated by reference to Appendix A to Chief’s Schedule 14A Proxy Statement filed on December 17, 2007].

3.2	Amended and Restated By-laws [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.1	The Operating Agreement of Tintic Utah LLC dated as of July 17, 1996 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997 (SEC File No. 001-01761].

10.2	The First Amendment to Operating Agreement dated as of March 11, 1997 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997, (SEC File No. 001-01761].

10.3	Second Amendment to Operating Agreement dated as of November 10, 1997 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-K report filed on March 30, 1998 (SEC File No. 001-01761)].

10.4	Third Amendment to Operating Agreement dated as of October 1, 1998 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-KSB report filed on April 15, 1999 (SEC File No. 001-01761)].

10.5	Fourth Amendment to Operating Agreement dated as of September 9, 1999 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10E, filed as Exhibit A, to Chief’s Form 10-KSB report filed on March 30, 2000 (SEC File No. 001-01761)].

10.6	Fifth Amendment to the Operating Agreement dated as of January 1, 2001 [Incorporated by reference to Form 10-QSB filed on August 14, 2001].

EXHIBIT NO.	DESCRIPTION

10.7	The Articles of Organization of Tintic Utah LLC is incorporated by reference to an exhibit to Form 10-KSB filed on April 2, 1997.

10.8	Stock Purchase Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.9	Registration Rights Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.10	Form of Warrant issued to Dimeling, Schreiber & Park by Chief dated as of November 19, 1999 [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.11	EPA Consent Decree [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.12	Debenture Purchase Agreement [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.13	Escrow Agreement [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.14	Chief Consolidated Mining Company Prospect and Retrospect, dated as of November 2005 [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.15	Genco Resources Ltd. Stock Purchase Agreement, dated as of March 7, 2008 [Incorporated by reference to Chief’s Schedule 13D/A filed on March 13, 2008 (SEC File No. 005-36578)].

10.16	Form of 2008 Warrant [Incorporated by reference to Chief’s Form 10-Q filed on August 7, 2009].

21.1	Subsidiary List [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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