Form 10-Q
period 2008-09-30
CHIEF CONSOLIDATED MINING CO
filed 2009-08-07
CIK 19913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS
Cash	$14,223	$129,003
Other current assets	81,933	15,471

Total current assets	96,156	144,474

Land and mining claims	950,000	950,000
Buildings, machinery and equipment, net	112,500	150,000
Reclamation funds on deposit	488,300	488,300

Total assets	$1,646,956	1,732,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$663,333	$654,277
Related party payable	505,627	391,351
Accrued interest payable	—	408,219
Accrued liabilities	326,532	110,286
Korea Zinc purchase option obligation	1,000,000	—
Accrued convertible common stock dividends	75,065	862,109

Total current liabilities	2,570,557	2,426,242

Long-term liabilities
Convertible debentures	—	2,500,000
Reclamation obligation	529,691	518,036
EPA settlement obligation	60,000,000	60,000,000

Total long-term liabilities	60,529,691	63,018,036

Minority interest in consolidated subsidiaries	24,727	24,727

Shareholders’ deficit
Preferred stock, $0.50 par value; 1,500,000 shares authorized; 10,899 shares outstanding; liquidation preference of $5,450	5,450	5,450
Convertible common stock, $0.01 par value; 30,000,000 shares authorized; 6,477,242 and 4,060,000 shares outstanding, respectively	64,772	40,600
Common stock, $0.01 par value; 100,000,000 shares authorized; 23,734,011 and 10,635,507 shares outstanding, respectively	237,340	106,355
Additional paid-in capital	38,313,573	34,292,748
Accumulated deficit	(100,099,154)	(98,181,384)

Total stockholders’ deficit	(61,478,019)	(63,736,231)

Total liabilities and stockholders’ deficit	$1,646,956	$1,732,774

See the accompanying notes to the consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,
	2008	2007	2008	2007
Operating expenses
General and administrative	250,909	221,489	697,583	565,861
Mining properties operating and exploration costs	23,804	—	39,154	—
Depreciation and depletion	12,500	12,500	37,500	37,500
Accretion of reclamation obligation	3,885	3,772	11,655	11,316

Total operating expenses	291,098	237,761	785,892	614,677

Other income (expense)
Impairment expense	$(1,000,000)	$—	$(1,000,000)	$—
Interest Income	66	7,673	211	22,534
Interest expense	—	(50,411)	(16,986)	(149,589)
Other income (expense)	—	—	105	(15,615)

Total Other income (expense)	(999,934)	(42,738)	(1,016,670)	(142,670)

Net loss	(1,291,032)	(280,499)	(1,802,562)	(757,347)

Convertible common stock dividends	(26,029)	(35,427)	(115,208)	(128,719)

Loss attributable to common stockholders	$(1,317,061)	$(315,926)	$(1,917,770)	$(886,066)

Basic and diluted loss per common share	$(0.06)	$(0.03)	$(0.09)	$(0.08)

Basic and diluted weighted-average common shares outstanding	23,734,011	10,635,507	22,082,597	10,635,507

See the accompanying notes to the consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(1,802,562)	$(757,347)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of reclamation obligation	11,655	11,316
Depreciation and depletion	37,500	37,500
Impairment expense	1,000,000	—
Changes in operating assets and liabilities:
Other current assets	(66,462)	(128,107)
Accounts payable	24,094	11,735
Related party payable	447,763	11,046
Accrued interest payable	16,986	149,589
Accrued liabilities	216,246	—

Net Cash Used in Operating Activities	(114,780)	(664,268)

Cash Flows from Financing Activities	—	—

Net Cash Provided by Financing Activities	—	—

Net Change in Cash	(114,780)	(664,268)

Cash at Beginning of Period	129,003	939,578

Cash at End of Period	$14,223	$275,310

Supplemental Schedule of Noncash Investing and Financing Activities
Common stock issued for services provided	$348,487	$—
Common stock issued on conversion of debenture	2,500,000	—
Common stock issued on conversion of debenture interest	425,206	—
Common stock issued in settlement of accrued convertible dividends	902,252	—

Convertible common stock dividends accrued	115,208	128,719

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
     Accounting Basis — The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2007. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the consolidated financial position of Chief Consolidated Mining Company and subsidiaries as of September 30, 2008, and the results of their operations for the three and nine months ended September 30, 2008 and 2007 and their cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the nine months ended September 30, 2008, may not be indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.
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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     As of September 30, 2008, the Company had $950,000 of land and mining claims and $112,500 of mining related buildings, machinery and equipment, which in aggregate, represent approximately 65% of total assets. The Company’s buildings, machinery and equipment consist principally of the Tintic Mill located at the Trixie mine. The realization of the Company’s investment in land and mining claims and mining related buildings, machinery and equipment is dependent upon various factors, including the outcome of: (i) the Company’s success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) the Company’s ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while the Company pursues real estate development alternatives for portions of the Company’s land, (iii) the Company’s success in finding a joint venture partner to provide capital funding for the Company’s continued exploration of its mining properties, (iv) the Company’s ability to profitably lease the Tintic Mill or its mining claims to outside entities, and (v) the Company’s success in selling or developing certain of its land surface rights to fund its continued mining and exploration activities.
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
     Impairment of Long-Lived Assets — The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company evaluates its land and mineral properties, buildings, machinery and equipment and other long-lived assets for impairment at least annually and when indications of possible impairment exist and assesses their recoverability based upon anticipated future cash flows from the asset’s or group of assets’ use or sale. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the carrying value of long-lived assets are reduced by the estimated excess of the carrying value over the fair value of the assets. Fair value is determined by the discounted future cash flows from the asset or group of assets. No impairment was recognized during the period ended September 30, 2008 or 2007.
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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     At September 30, 2008 and 2007, there were outstanding options to purchase 50,000 and 170,000 shares of common stock, respectively, which were excluded from the computation of diluted loss per common share. In addition, for the periods ended September 30, 2008 and 2007, there were 6,477,242 and 4,060,000 shares of convertible common stock outstanding, respectively, and 0 and 10,000,000 shares of common stock, respectively, underlying our convertible debentures outstanding that were excluded from the computations of diluted loss per common share. These potential common shares were excluded because they were antidilutive and would have decreased diluted loss per common share.
     In the period ended September 30, 2007, $2,500,000 of convertible debentures and $357,808 of accrued interest which are convertible at $0.25 per share were excluded from the computation of diluted loss per common share calculation. These potential common shares were excluded because they were antidilutive and would have decreased diluted loss per common share. In the period ended September 30, 2008 the convertible debentures and accrued interest were converted into common stock of the Company.
     Stock-Based Employee Compensation —The Company accounts for its stock options in accordance with SFAS 123R, Share-Based Payment. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). There was no stock-based employee compensation incurred during the nine months ended September 30, 2008 and 2007.
     Recent accounting pronouncements — New Accounting Policies — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted SFAS No. 157 effective April 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. In February 2008, the FASB issued FSP SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This deferral of SFAS No. 157 primarily applies to our asset retirement obligation (ARO), which uses fair value measures at the date incurred to determine our liability. We are currently evaluating the impact of the pending adoption in 2009 of SFAS No. 157 non-recurring fair value measures.
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
     Upon entering into the agreement, the Company recorded a payable and an increase in land and mining claims for $1,000,000. At September 30, 2008, the fair value of the land and mining claims was zero and resulted in the recognition of a $1,000,000 impairment loss.
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
     Dividends accrue on the convertible common stock at the rate of 8% per annum and are payable in-kind with convertible common shares, and amounted to 381,917 shares and 353,301 shares of convertible common stock that are issuable for the nine months ended September 30, 2008 and 2007, respectively. The in-kind dividends were valued based on the average market price of the common stock during the period and resulted in recognizing $115,208 and $128,719 of convertible common stock dividends during the nine months ended September 30, 2008 and 2007, respectively.
     On February 1, 2008 the dividend in-kind of $862,109 was converted into 2,316,884 shares of Convertible Common Stock. On March 11, 2008 the dividend in-kind accrued to that date was $40,103. This was converted into 100,358 shares of Convertible Common Stock. As at September 30, 2008, the dividend in-kind accrued was $75,065 and amounted to 281,559 shares of convertible common stock that remain issuable for the period ended September 30, 2008.
          On May 26, 2009, at the request of the Convertible Common Stock holder, the Company converted its Convertible Common Stock (6,477,242) and its accrued Convertible Common Stock dividend (624,149) into 7,101,391 shares of Common Stock of the Company.
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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — RELATED PARTY TRANSACTIONS
     During the nine months ended September 30, 2008, the Company settled amounts payable to Dimeling, Schreiber & Park Reorganization Fund II, LP (“DSP II”) in the amount of $348,487 (December 31, 2007: $348,487), In addition the convertible debentures payable of $2,500,000 (December 31, 2007: $2,500,000) owed to DSP II was converted into Common Stock of the Company (see Note 3 to these consolidated financial statements).
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
     At September 30, 2008, the Company has $488,300 of cash held in escrow in the form of reclamation bonds with the State of Utah to assure that the Company will settle the reclamation obligations.
A reconciliation of the asset retirement obligations is as follows:

	EPA Liability	Other	Total
Balance, December 31, 2007	$60,000,000	$518,036	$60,518,036
Accretion expense	—	11,655	11,655

Balance, September 30, 2008	$60,000,000	$529,691	$60,529,691

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
     Our financial statements have been prepared assuming that we will continue as a going concern. We recognized $0 in revenues for the three months ended September 30, 2008. We have suffered net losses of $1,291,032 for the three months ended September 30, 2008. Additionally, as of September 30, 2008, we had an accumulated deficit of $100,099,154. These matters raise substantial doubt about our ability to continue as a going concern.
     As of September 30, 2008, we had $950,000 of land and mining claims and $112,500 of mining-related buildings, machinery and equipment. The realization of our investment in land and mining claims and mining-related buildings and equipment is dependent upon various factors, including: our success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, and our ability to obtain necessary funding to continue exploration of the mining properties and to finance operations.
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
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2008, as the result of a material weakness.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation measures described above.

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
          Royce Hackworth and Hackworth Drilling, Inc. . On August 30, 2002, Royce Hackworth and Hackworth Drilling, Inc. (“Hackworth”) filed a complaint against us and Adren Underwood in the Fourth Judicial District Court in and for Juab County, Utah (Civil No. 02060124). The complaint sought monetary relief of $37,697.14 for drilling services that were rendered to us by Hackworth Drilling. Judgment in the amount of $37,697.14 has been entered against us. Hackworth has agreed for the Company to pay this lien through the sales of our land pursuant to the EPA Consent Decree.
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
     None.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation, as amended [Incorporated by reference to Exhibit A to Chief’s Schedule 14A Proxy Statement filed on December 17, 1999 (SEC File No. 001-01761)].

3.1A	Amendment to Articles of Incorporation, as amended [Incorporated by reference to Appendix A to Chief’s Schedule 14A Proxy Statement filed on December 17, 2007].

3.2	Amended and Restated By-laws [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.1	The Operating Agreement of Tintic Utah LLC dated as of July 17, 1996 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997 (SEC File No. 001-01761].

10.2	The First Amendment to Operating Agreement dated as of March 11, 1997 by and among Chief, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ‘‘Exhibit A’’, to Chief’s Form 10-KSB filed on April 2, 1997, (SEC File No. 001-01761].

10.3	Second Amendment to Operating Agreement dated as of November 10, 1997 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-K report filed on March 30, 1998 (SEC File No. 001-01761)].

10.4	Third Amendment to Operating Agreement dated as of October 1, 1998 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to Chief’s Form 10-KSB report filed on April 15, 1999 (SEC File No. 001-01761)].

10.5	Fourth Amendment to Operating Agreement dated as of September 9, 1999 by and between Chief and KZ Utah, Inc [Incorporated by reference to Exhibit 10E, filed as Exhibit A, to Chief’s Form 10-KSB report filed on March 30, 2000 (SEC File No. 001-01761)].

10.6	Fifth Amendment to the Operating Agreement dated as of January 1, 2001 [Incorporated by reference to Form 10-QSB filed on August 14, 2001].

10.7	The Articles of Organization of Tintic Utah LLC is incorporated by reference to an exhibit to Form 10-KSB filed on April 2, 1997.

10.8	Stock Purchase Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to

EXHIBIT NO.	DESCRIPTION

Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.9	Registration Rights Agreement dated as of November 19, 1999 between Chief and Dimeling, Schreiber & Park [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.10	Form of Warrant issued to Dimeling, Schreiber & Park by Chief dated as of November 19, 1999 [Incorporated by reference to Chief’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.11	EPA Consent Decree [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.12	Debenture Purchase Agreement [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.13	Escrow Agreement [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.14	Chief Consolidated Mining Company Prospect and Retrospect, dated as of November 2005 [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.15	Genco Resources Ltd. Stock Purchase Agreement, dated as of March 7, 2008 [Incorporated by reference to Chief’s Schedule 13D/A filed on March 13, 2008 (SEC File No. 005-36578)].
10.16	Form of 2008 Warrant [Incorporated by reference to Chief’s Form 10-Q filed on August 7, 2009].

21.1	Subsidiary List [Incorporated by reference to Chief’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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