Form 10-K
period 2008-12-31
CHIEF CONSOLIDATED MINING CO
filed 2009-08-14
CIK 19913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      To
Commission File Number: 001-01761
CHIEF CONSOLIDATED MINING COMPANY
(Name of small business issuer in its charter)

ARIZONA (State or Other Jurisdiction of Incorporation or Organization)	87-0122295 (I.R.S. Employer Identification No.)
15988 SILVER PASS ROAD, P.O. BOX 51, EUREKA, UTAH 84628
(Address of Principal Executive Offices) (Zip Code)
(435) 433-6606
(Issuer’s telephone number, including area code)
          Securities registered under Section 12(b) of the Exchange Act: Common Stock, par value $0.01 per share
          Securities registered under Section 12(g) of the Exchange Act: N/A
          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act ☐ Yes ☑ No
          Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes No ☑
          Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Se the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,207,091.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2008:
Common Stock, par value $0.01 per share: 46,035,456
Convertible Common Stock, par value $0.01 per share: 6,477,242
DOCUMENTS INCORPORATED BY REFERENCE
          Listed hereunder the following document if incorporated by reference and the part of the Form 10-K (e.g., part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. This listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

PART I
Item 1. Business.
          Chief Consolidated Mining Company was organized as an Arizona corporation in 1909. We own or control approximately 16,000 acres of patented mining land in the Tintic and East Tintic Mining Districts of Juab and Utah Counties in the State of Utah through our interest in Tintic Utah Metals, LLC, a Colorado limited liability company and our wholly-owned subsidiary Chief Gold Mines, Inc., a Delaware corporation. These mining lands include the Bergin Mine and Trixie Mine, neither of which is currently in production. Approximately 6,000 of these acres, however, are subject to being sold pursuant to a court approved Consent Decree entered into with the U.S. Environmental Protection Agency in 2005, as further described below.
Tintic Utah Metals, LLC
          Tintic Utah Metals was organized in 1996 under the Colorado Limited Liability Company Act as a joint venture with KZ Utah, Inc., a subsidiary of Korea Zinc Co. Ltd., and Akiko Gold Resources Ltd for the development of the mining properties that we contributed to the joint venture (“Tintic Utah Metals Joint Venture”). Pursuant to the terms of the operating agreement, we transferred the mining rights to approximately 8,500 acres of our patented mining property in the East Tintic Mining District, including the Burgin Mine, to Tintic Utah in exchange for a 50% membership interest. Korea Zinc contributed $3,000,000 for a 25% membership interest. The funds from Korea Zinc were used for rehabilitation work, reserve confirmation and to produce information in connection with a potential feasibility study on the Burgin Mine. As a result of its failure to contribute the required capital to Tintic Utah, however, Akiko forfeited any rights of ownership in the joint venture and we succeeded to their 25% membership interest, increasing our ownership percentage of Tintic Utah to 75%.
          The management of Tintic Utah is through a management committee with members appointed by us and KZ Utah. Voting is in proportion, however, to each member’s respective membership percentage interest. As such, we control the management committee and all business and budgetary decisions relating to Tintic Utah, including the exploration, development, mining and other operational activities of the joint venture. Korea Zinc has indicated that it does not intend to contribute any additional cash towards any potential restart of mining activities at the Burgin Mine.
          Burgin Mine. As noted above, the Burgin Mine is not currently in production. We cannot commence mining operations at the mine unless we can dewater the mine and raise sufficient capital. We applied to Utah State Engineer ten years ago for permission to appropriate water from the Burgin Mine. That application is still pending. In 2000, a public hearing was held before the Utah State Engineer on our application for the appropriation of the saline waters located below the 1050 foot level of the Burgin Mine. At the hearing, several objectors to the application argued that the application should be denied on the grounds that the removal of the water from the Burgin Mine would interfere with their water rights in the Utah Lake. We presented expert testimony at the hearing to demonstrate that the Burgin geothermal system and the Utah Lake geothermal system are not connected and that removal of water from the Burgin Mine would have no effect upon Utah Lake. We have had discussion and negotiations with the objectors from time to time but have not reached a settlement.
          If the Utah State Engineer approves our application, we can then begin negotiations with various potential partners with the intention of finding a method to finance the construction of a water treatment facility. The water treatment facility would be used as the means for disposing of the water pumped from the lower levels of the Burgin Mine enabling us to proceed with exploration, development and production programs. Once the Utah State Engineer issues a decision on the application we would have the right to appeal any adverse decision to a court. We are unable to predict whether an agreement with the objectors will be reached or when the Utah State Engineer will render its decision. Even if our application is approved and we reach an agreement with the objectors we may not be able to proceed with production at the Burgin Mine if we cannot raise sufficient capital.

          If the water appropriation is not approved and we choose to recommence operations at the Burgin Mine, we believe there may be alternative methods to dewater the Burgin Mine. The Utah Division of Water Quality is holding an application previously filed by us for the underground injection of Burgin Mine water in abeyance until the water appropriation application is decided by the Utah State Engineer. Alternately, we may also be able to file for a temporary diversion to dewater the Burgin Mine.
          If we decide to proceed with our mining business and we are able to resolve the dewatering process, we would then start a final feasibility study for the Bergin Mine. The feasibility study would define the mining methods to be employed, including among other things, pre-engineering design for pumping, defining the structural steel and cement requirements, determining the locations where deep wells will be drilled and the overall evaluation of the Burgin Mine’s main ore body.
          In 2005, we commissioned a study on the further development and exploitation of our mining claims in the Tintic and East Tintic Mining Districts of Utah. The engineers who completed the study concluded that significant opportunities may exist and recommended a program of development to increase the value and enhance the prospects of viably operating four projects:
•	Advancing the Burgin Mine extension deposit through to a feasibility study;

•	Further development of the concept to sell potable water from a desalination plant fed by pumped water from the Burgin Mine;

•	Investigation of the economic possibilities of producing and selling halloysite (and other) clays from the Zuma and other areas; and

•	Continued investigation and development of other exploration targets in the claim block and adjacent areas.
Chief Gold Mines
          Our wholly-owned subsidiary Chief Gold Mines was formed to enter into a transaction with South Standard Mining Company and to hold certain of our mining property in the East Tintic District of Utah. As a result of the merger in 1996 of South Standard Mining Company into Chief Gold Mines, Chief Gold Mines owns 2,200 acres of our patented mining properties, including the Trixie Mine.
          Trixie Mine. The Trixie Mine is a fully permitted gold and silver mine located approximately 1.5 miles from Tintic Utah’s concentrating mill. The mill last processed gold and silver ores from the Trixie Mine in early 2002. From late 2001 until it closed in 2002, the Trixie Mine produced and the mill processed 7,808 tons of ore and produced approximately 4,460 ounces of gold. The concentrating mill has been idle since that time. Due to safety conditions at the Trixie Mine, we are not currently operating the mine, but are considering a plan to restart operations by first processing the dry stack tailings from 2001-02 located and stockpiled on the surface. In addition, we may be interested in various other options including, joint ventures or leasing or selling the mine.
EPA Settlement
          During 2001, the EPA placed Eureka Mills Superfund Site on the National Priorities List, as authorized under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. According to the EPA, samples indicate that approximately 150 acres of soil in the Town of Eureka were contaminated with lead and, to a lesser extent, arsenic. In 2002, the EPA finalized its actions to be taken in response to the release of waste materials at and around the site. The EPA is seeking reimbursement from us for Chief’s portion of the liability based on the ownership and the conduct of mining operations on portions of the site.

          In February 2005, we consented to a judgment with the EPA in the amount of $60 million to settle our exposure to the clean-up costs (“Consent Decree”), which was approved by the court. The judgment will remain in effect until we have complied with all the requirements of the Consent Decree. The following outlines our material obligations under the Consent Decree:
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
Employees
          We currently have no full time employees.
Corporate Developments
          Special Meeting of Stockholders. On December 17, 2007, we filed definitive proxy materials with the Securities and Exchange Commission announcing a Special Meeting of Stockholders that was held on February 1, 2008. All proposals were approved by the affirmative vote of a majority of the shares of Preferred Stock, Common Stock and Convertible Common Stock voting as separate classes and in the aggregate. The proposals were:

•	The election of Richard R. Schreiber, Steven G. Park, and Peter D. Schreiber as directors of the Company;

•	Amendment of the Articles of Incorporation:
•	To increase the amount of authorized Common Stock to 100,000,000 shares,

•	To reset the par value of the Common Stock and Convertible Common Stock from $0.50 par value per share to par value $0.01 per share,

•	To set the size of the Board of Directors at a range of one to seven members,

•	To authorize the election of directors at a time prescribed by the Board of Directors, and

•	To remove the requirement that only stockholders may act as directors;
•	The approval and ratification of the prior sale of convertible debentures to the Dimeling, Schreiber and Park Reorganization Fund II, LP; and

•	The approval and ratification of a non-qualified stock option to one of the Company’s long-time mining consultants.
          Changes in Control. On March 7, 2008, Dimeling, Schreiber & Park Reorganization Fund II, L.P., the Company’s then-controlling stockholder (“Fund”), entered into an agreement for the sale of all of its shares of Convertible Common Stock and Common Stock of the Company to Genco Resources Ltd., a British Columbia corporation (“Genco”). The Fund was the sole holder of Convertible Common Stock. Pursuant to that agreement, the Fund agreed to sell and Genco agreed to purchase all 6,477,242 shares of the Convertible Common Stock and 13,034,769 shares of Common Stock, representing all of the shares of Convertible Common Stock and Common Stock owned by the Fund. Upon the closing of the stock purchase agreement on or about March 12, 2008, a change in control of the Company occurred. The shares acquired by Genco represent 64.7% of our issued and outstanding capital stock. Genco agreed to pay the Fund $4,878,002.50 for the shares from its working capital.
          On June 23, 2008 Genco entered into an agreement to sell such shares of Convertible Common Stock and Common Stock to Andover Ventures Inc., a British Columbia corporation (“Andover”) (TSX-V-AOX), for two payments aggregating approximately $4.9 million and 1,500,000 shares of Andover common stock following regulatory approval, among other consideration. This transaction would result in a change in control of the Company upon closing. Subsequent payment disputes among Andover and Genco ensued resulting in the filing of multiple cross-lawsuits in the Province of British Columbia and Arizona, which also named the Company as a nominal defendant. The parties announced a settlement of the actions in March 2009 incorporating revised payment terms and the dismissal of the related suits.
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
          The Tintic Utah Option Agreement consideration, regardless of whether the Tintic Utah Option Agreement is exercised is US$1,000,000. This consideration is payable as follows:
•	US$500,000 the later of three days following execution date of the agreement or after regulatory approval; and

•	a further US$500,000 on or before the six month anniversary of the initial payment.
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
          On November 20, 2008, the Company, Andover and Korea Zinc agreed to an amended payment plan under which Andover will make the following payments:
•	US$150,000 on or before November 23, 2008;

•	a further US$350,000 on or before May 25, 2009;

•	a further US$500,000 on or before November 23, 2009; and

•	a further US$2,000,000 on or before November 23, 2010.
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
Item 1A. Risk Factors.
Smaller reporting companies are not required to provide the information required by this item.
Item 1B. Unresolved Staff Comments.
Smaller reporting companies are not required to provide the information required by this item.
Item 2. Properties
          We are the direct or indirect owner of approximately 16,000 acres of patented mining property in the Tintic and East Tintic Mining Districts, located in Juab and Utah Counties of Utah. Title to the 16,000 acres of patented mining ground is vested in us, as the owner of the land. We are an exploration stage company. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation may be made as to economic and legal feasibility of a development program.
Description of Land Holdings of our Subsidiaries
          Rights Held By Tintic Utah. The rights to approximately 8,500 acres of patented ground located in the East Tintic Mining District of Utah are held by Tintic Utah. Pursuant to the terms of Tintic Utah’s operating agreement, we transferred the mining rights of approximately 11,000 acres of our patented ground and 200 acres of our unpatented mining claims to Tintic Utah. Under the operating agreement, however, ownership of approximately 2,500 acres that were not involved in Tintic Utah’s exploration and development programs reverted back to us, leaving Tintic Utah with 8,500 acres of patented mining property.
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
          The Trixie Mine is located on this property that was acquired in its merger with South Standard. South Standard was one of the landowners who joined in a Unit Lease to lease various properties to Kennecott. The Trixie Mine property was included in the land contributed by South Standard to the Unit Lease. Kennecott mined from the Trixie Mine, producing gold and silver that were by-products from a flux material that Kennecott used in connection with refining its copper ore from Kennecott’s Bingham Canyon mining operation in Utah. In 1983, Kennecott sold its interest in the Unit Lease to Sunshine, who operated the Trixie Mine for approximately nine years, producing similar ores for use as flux material. The Trixie Mine was received back by South Standard in 1992. South Standard continued shipping dump materials as flux from the Trixie dump for several years after 1992, but it did not mine the Trixie Mine.
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
     In May 2006, some of the holdings of Tintic Utah, Central Standard, and Eagle and Blue Bell Mining Co., our subsidiaries, were sold at tax sale. We have been reviewing our options to recover these properties. We redeemed the Tintic Utah and Eagle and Blue Bell properties. The Central Standard properties were not redeemed but were included as part of a broader land-swap package worked out between us and an adjoining property owner.
          Other Land Rights in Utah and Juab Counties. In addition to the land owned by our subsidiaries, and companies in which we have an interest, enumerated above, we own approximately 6,000 additional acres of mining land in the Tintic Mining District in Utah.
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
          Property Description and Location. Our property in the Tintic Mining District comprises approximately 16,000 acres of patented mining claims. This property is located in Juab and Utah Counties in the State of Utah (see figure No. 2 below). In order to retain title to the patented mining property, we must pay all applicable land taxes each year. Of these mining claims, approximately 8,500 acres of patented mining rights are held by Tintic Utah. The center of the property is approximately 39º — 57’ N latitude and 112º — 20’ W longitude. The area is dominated by the East Tintic Mountains, a north trending fault block range near the eastern margin of the Great Basin.

41°00'
Carrington Island
Antelope Island
GREAT
SALT
LAKE
SALT LAKE CITY
Western Pacific
Bingham
40°30'
Tooele
American Fork
Provo
UTAH
LAKE
Springville
TINTIC
DISTRICT
113°00'
Union Pacific
UTAH
AREA OF
THIS MAP
Rocky
Mts.
Basin and Range
Colorado
Plateau
40°00'
Eureka
Spanish
Fork
Payson
Goshen
EAST TINTIC MOUNTAINS
Nephi
Union Pacific
0
20
km
39°30'
112°30'
112°00'

CHIEF CONSOLIDATED MINING COMPANY			
PROPERTY LOCATION MAP			
DATE:	October, 2005	FIGURE:	2
ENGINEER:	B. Mountford, P.Eng.	SCALE:

     The consultants have not yet determined the full extent and location of our mining claims. In the technical study, the consultants concentrated their efforts on the East Tintic District, the location of the Burgin Mine. The approximate claim boundary in that area is shown below:

N
BOUNDARY
CLAIM
Water Lily Shaft
Homansville Target
Homansville Fault
East Tintic Thrust
BALL PARK AREA
Eureka Lily Fault
North Lily Shaft
6
Eureka
No. 2
No. 1
Apex Standard #2 Shaft
50-02 Area
ZONE A
Eureka Lily Shaft
Burgin #1 Shaft
Tintic Standard Offset
Iron King Shaft
Burgin #2 Shaft
BURGIN
Eureka Standard Shaft
Eureka Standard Target
Inez Target
Iron Blossom
ZUMA
Trixie North
South Apex Hill Target
Roundy Shaft
Trixie Mine
75-65 & 75-66
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
          Replacement and Fissure Veins. Replacement veins were mined most commonly in the pyrometasomatic rocks near the margin of the Silver City Stock, where ore replaced the fault gouge and breccia and locally replaced reactive beds. Fissure veins occur in a myriad of short faults typically cutting massive siliceous rock units including quartzite, quartz monzonite, monzonite porphyry, latite, silicified tuff and agglomerate.
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
Modernization and Plan of Improvement
     The consultants who conducted the technical study for us in 2005, after spending time on the property and an extensive evaluation of the volumes of historic data, concluded that significant opportunities exist for further development and exploitation of the claims.

     Consultant Recommendations for Phase One. At that time, the consultants recommended, at an estimated cost range then of $3,000,000 to $3,500,000, phase one of a plan to increase the value and enhance the prospects of viably operating the following four projects. This most recent estimate is based on the understanding gained during the 2006 program. The Phase One recommendations include:
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
          Drilling Program.. As part of this Burgin Mine Program, the consultants recommended that an underground drill program be conducted from the Burgin 1050 level, accessed via the Apex No. 2 shaft. Surface drilling has been discounted due to the inability to ensure that the drill penetrates the desired ore zone and exactly twins existing holes. The shaft and 1050 level will need inspection and rehabilitation as necessary. Ventilation, communications and safety facilities will also require attention (see figure No. 5 below). The objectives of this work, at an estimated cost of $2,500,000, will be to provide a NI 43-101 compliant resource and subsequent reserve, to obtain samples for metallurgical testing and to ascertain initial hydrological characteristics relative to ore deposit dewatering.
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

N
LEGEND
Resource Area
Drillholes
Proposed Drillholes
Underground workings
Pb
Boundary
Zn
LEAD RICH
ZINC RICH
9,11
7,1
4,5,8
6
3,10
2
1050 LEVEL
FEET
0 40 80 120
CHIEF CONSOLIDATED MINING COMPANY
BURGIN EXTENSION DEPOSIT
SHOWING DRILL HOLES AND
1050 LEVEL WORKING
DATE: October, 2005
FIGURE: 5
ENGINEER: B. Mountford, P.Eng.
SCALE:

          Scoping Study.. Following the drilling, the consultants anticipate potential further project financing will be available through public methods. This will require the completion of a N1 43-101 Resource and Subsequent Scoping Study.
          As part of a Scoping Study, capital costs should be developed for rehabilitation, repair and re-commissioning of the Concentrator and ancillary facilities. The Concentrator itself is dry and relatively clean and the remaining installed equipment appears to be in good condition, though incomplete in some areas. In contrast, any equipment which is located outside will require major work. The property has suffered from theft, particularly in electrical cabling, piping, tools, and small equipment, such as compressors and welding machines. The gravity circuit consisting of a Knelson concentrator that recovered free gold, has been sold; its replacement cost would be approximately $120,000. Additional equipment has been sold to pay creditors. A detailed inventory and assessment of deficiencies, however, has not yet been undertaken. Every part of the plant will have to be cleaned, repaired and made safe prior to any re-start.
          Reclamation Plan. Tailing, waste and rock dumps and all related mine reclamation requirements are covered by approved and bonded permits issued by the State of Utah. By far the largest ore deposits in the district are replacements in carbonate rocks and hence there is virtually no acid generation potential. The Reclamation Plan calls for the removal of mine infrastructure and the grading and re-vegetation of the surface to its original status. An update to the existing mine reclamation plan has been submitted to the State of Utah, which has not yet responded as to its adequacy.
          Current and Future Costs of Mining Projects. The total costs incurred to date for exploration on our mining properties is not reasonably quantifiable because exploration has occurred since at least 1909. Many millions of dollars have been spent over the last one hundred years. The consultants who have conducted the technical study for us anticipate that immediate future costs could be between $5 million and $10 million. Further development and exploration is necessary, in conjunction with a feasibility study, before a final evaluation may be made as to economic and legal feasibility of a development program.
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
          See also “Item 1. Description of Business — EPA Settlement.’’

Item 4. Submission of Matters to a Vote of Security Holders.
          None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          Our shares of common stock are traded in the over the counter market known as the Pink Sheets under the symbol “CFCM.PK.’’ High and low sales prices of our common stock for each quarterly period during the past two years are as follows:

	High	Low
2008 Market Price
Fourth Quarter	$0.35	$0.10
Third Quarter	$0.41	$0.10
Second Quarter	$0.40	$0.20
First Quarter	$0.60	$0.10
2007 Market Price
Fourth Quarter	$0.50	$0.10
Third Quarter	$0.45	$0.25
Second Quarter	$0.50	$0.30
First Quarter	$0.50	$0.30
          The approximate number of holders of record of our Common Stock as of December 31, 2008 was 2,000. No cash dividends have been declared or paid over the previous five years nor are expected to be paid for the foreseeable future.
Item 6. Selected Financial Data.
          Smaller reporting companies are not required to provide the information required by this item.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
          The following discussion is intended to assist in understanding our financial condition and plan of operations. You should read the following discussion along with our financial statements and related notes included in this Form 10-K.
Overview
          We were organized in 1909 and own several interests in mining properties in Utah, including the Burgin Mine and the Trixie Mine. Neither mine is currently in operation. Our principal subsidiaries are Tintic Utah Metals, LLC, a Colorado limited liability company and Chief Gold Mines, Inc., a Delaware corporation. Our land holdings consist of approximately 16,000 acres of mining property. Approximately 6,000 acres of this land is subject to being sold pursuant to a Consent Decree with the Environmental Protection Agency.
          As a result of the suspended mining and processing operations, we are not generating any revenues and we do not have sufficient funding to make the significant safety improvements required in the Trixie Mine or to continue exploration efforts related to the Burgin Mine. As a result, we have had no significant operating activity since early 2002.

Plan of Operation
          The mining aspect of our activities will concentrate on seeking one or more joint venture partners or other arrangements to fund the startup of mining operations. To the extent we enter into such an arrangement, we could contribute mining properties and/or our concentrating mill to any joint venture arrangement in return for a percentage interest in the venture, with potential partner(s) to provide the main portion of cash funding requirements.
          We have an immediate cash need. No assurance can be given that we will be able to raise the necessary funds, or if the funds are raised, that we will be able to restart our mining operations.
          Our financial statements have been prepared assuming that we will continue as a going concern. We have suffered net losses of $2,790,709 and $1,181,116 for the years ended December 31, 2008 and 2007, respectively. Additionally, as of December 31, 2008, we had an accumulated deficit of $101,118,567. These matters raise substantial doubt about our ability to continue as a going concern.
          As of December 31, 2008, we had $950,000 of land and mining claims and $100,000 of mining related buildings, machinery and equipment. The realization of our investment in land and mining claims and mining related buildings and equipment is dependent upon various factors, including: our success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, and our ability to obtain necessary funding to continue exploration of the mining properties and to finance operations.
     In December 2005, Dimeling, Schreiber & Park Reorganization Fund II, LP purchased $2.5 million in convertible debentures contingent upon creditors holding more than 50% of our outstanding indebtedness agreeing to settle such outstanding amounts. The funds are held in escrow and dispersed by the escrow agent to pay creditors who settled and to pay legal, accounting and other consulting fees. The debentures automatically converted into our Common Stock at $0.25 per share immediately upon shareholder approval of certain amendments to our Articles of Incorporation, including a decrease in the par value, at a meeting on February 1, 2008. As of that date, $425,205.48 in interest had accrued on the debentures. As a result, 11,700,822 shares of Common Stock were issued to the Fund resulting from the conversion of the debentures and the accrued interest thereon.
     On November 28, 2008, we sold 16,941,445 Units in a private placement to six persons at a purchase price of $0.10 per Unit for an aggregate of $1,694,145 in gross proceeds. Each Unit consisted of one share of our Common Stock and one warrant to purchase one share of Common Stock at a price of $0.15 per share until November 28, 2010. No commissions or other fees were paid in connection with the sales.
     On December 2, 2008, we sold 3,060,000 Units in a private placement to six persons at a purchase price of $0.10 per Unit for an aggregate of $306,000 in gross proceeds. Each Unit consisted of one share our Common Stock and one warrant to purchase one share of Common Stock at a price of $0.15 per share until December 3, 2010. No commissions or other fees were paid in connection with the sales.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
          Smaller reporting companies are not required to provide the information required by this item.
Item 8. Financial Statements and Supplementary Data.
          See Financial Statements beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
Item 9A. Controls and Procedures.
          Management’s Report On Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of company management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
          Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008, as the result of a material weakness.
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
          Remediation of Material Weakness. As noted above, the size of the Company and its lack of any operations prevents it from being able to employ sufficient resources to enable the Company to have adequate segregation of duties within its internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, and will continue to work to address and remedy the material weakness as the position of the Company and its operations permits.
          Limitations on the Effectiveness of Internal Controls. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
          Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting during the year ended December 31, 2008, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation measures described above.
Item 9B. Other Information.
          None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
          Directors and Executive Officers. The name and age of each of our current directors and executive officers and the positions and offices held by him are:

Name of Directors and		Offices with the	Term During Which
Executive Officers	Age	Company	Served in Office
Robert C. Gardner	67	Director	Director since March 2008
Gordon Blankstein	58	Director. CEO	Director since May 2008; appointed CEO in August 2008
Thomas E. Sawyer	76	Director	Director since August 2008
Manfred Schauer	54	Director	Director since August 2008
Ray Welt	67	Director	Director since October 2008
          The following is a brief account of the business experience during the past five years of each current director and executive officer named above.

Robert C. Gardner	Mr. Gardner is co-Chairman of the Board of Genco Resources Ltd., a publicly traded (Toronto Stock Exchange) company engaged in silver production in Mexico. He is currently Chairman of the Board of Stealth Energy Inc. (CNSX: SLH), a petroleum and natural gas company (Aug 2007 — present); and Principal of Gardner & Associates Law Firm(Jan 1988 — present). He was previously Chairman of the Board of Bolero Resources Corp. (TSX Venture: BRU), a mineral exploration company(February 2006 — March 2008) and Andover Ventures, Inc. (TSX Venture: AUX), a precious and base metal exploration and development company ( December 2006 — Sept 2008). Mr. Gardner is currently a Director of the following additional publicly traded companies: Atlas Technology Group, Inc. (OTCBB: ATYG), providing custom outsourced application software support services (August 2005 — present); Kootenay Gold Inc. (CDNX: KTN.V), an emerging exploration Company (June 2003 — present); and Stealth Energy Inc. (August 2007 — present). He was previously a director of Bolero Resources Corp. (February 2006 — March 2008).

Gordon Blankstein	Mr. Blankstein has been the chairman and chief executive officer of Andover Ventures Inc. (TSX Venture: AOX) since September 2008 and a director of Sunwest Ventures Ltd since 1986. He also serves as a director for Digifonica International Inc. (TSX Venture: DIL). Mr. Blankstein has over 30 years experience in the capital markets and has founded several startup companies. Mr. Blankstein obtained a B.Sc. (Agri.) from the University of British Columbia in 1973 and an MBA from the University of British Columbia in 1976. Mr. Blankstein is the founder and remains active in the Mountainview Conservation Society.

Thomas E. Sawyer	Dr. Sawyer has been the chairman and chief executive officer since 2002 of Sawyer Technologies, LLC, a consulting service for international high net worth entities and individuals. He is currently a Director of Digifonica International Inc ((TSX Venture: DIL), a telecommunications service provider (May 2007 — present).

Manfred Schauer	Mr. Schauer, privately owns and operates a consultancy and advisory business based in Auckland, New Zealand. He has an extensive background in banking/treasury and investment banking. Mr. Schauer is currently a director of Andover Ventures Inc, (TSX Venture: AOX), mineral exploration company.

Ray Welt	From 2005-2007, Mr. Welt was a director of of Rocketinfo Inc. (OTCBB: RKTI), a real-time news and business information aggregation and search engine system company. Mr. Welt has a strong background in finance having served as the chief financial officer of several junior public companies and is well versed in the preparation and presentation of financial information.

          Audit Committee. We currently do not have a separately designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.
          We intend to appoint an audit committee in the future.
          Corporate Governance Committee. The Company has recently established its Corporate Governance Committee. The members of the corporate governance committee are Mr. Ray Welt and Dr. Tom Sawyer..
          Independent Consultants. We do not currently have any employees. We do, however, utilize independent consultants for matters regarding mining explorations and surveys. Our independent consultants cover the full spectrum of mine exploration, development and operations. All are extremely capable and have considerable mining experience. The following details the experience of these consultants:
          B. Mountford, P. Eng., is a mining engineer with over 35 years of experience and expertise in all aspects of mining. He has been a principal in several projects that were developed from drill indicated targets through to operating mines. His experience in the United States includes the Montana Tunnels Mine in Montana, Pinson and Pebble in Nevada and Gilt Edge in South Dakota. Most recently he was President of Northern Dynasty Mines, the developer of the Pebble project in Alaska.
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
          B. Ainsworth, P. Eng., is a former Vice-President of Exploration for Placer-Dome. Currently, he provides geological expertise and experience to a select group of clients. Of particular relevance in his work for us is his experience in the mining and marketing of clays, including halloysite.
          D. Jenkins, P. Geo., is a former Placer Dome Senior Geologist. He has been directly involved in many grass root projects that were developed into mines. Mr. Jenkins is an expert in vein and replacement ore deposition, both of which categorize the Tintic mineralization.
          Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of the equity securities of the Company (''Reporting Persons’’) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. In addition, Reporting Persons are required to furnish us with copies of all Forms 3, 4, and 5 that they file. During 2008 and to date, the following Reporting Persons failed to timely file statements of changes in beneficial ownership on Form 4 or statements of beneficial ownership on Form 3 pursuant to Section 16(a): Gordon Blankstein filed two late reports, a Form 3 (filed on February 2, 2009) and a Form 4 (filed on February 2, 2009) and did not report one transaction on a timely basis; Ray Welt filed two late reports, a Form 3 (filed on February 10, 2009) and a Form 4 (filed on February 10, 2009) and did not report one transaction on a timely basis; Paul Eagland filed two late reports, a Form 3 (filed on February 11, 2009) and a Form 4 (filed on February 11, 2009) and did not report one transaction on a timely basis; Dr. Sawyer filed two late reports, a Form 3 (filed February 6, 2009) and a Form 4 (filed February 6, 2009) and did not report one transaction on a timely basis; Manfred Schauer filed two late reports, a Form 3 (filed on February 10, 2009) and a Form 4 (filed on February 10, 2009) and did not report one transaction on a timely basis; Alan Wright filed two late reports, a Form 3 (filed on February 13, 2009) and a Form 4 (filed on February 13, 2009) and did not report one transaction on a timely basis; Jeff Bates filed one late report, a Form 3 (filed June 10, 2009).
          Code of Ethics. The Board of Directors has not adopted a corporate code of conduct and ethics because we have not had operations or employees since 2002. The Board of Directors will adopt a code of conduct and ethics and will disclose this code of conduct and ethics in the reports filed or submitted to the SEC and post a copy on our website as soon as practicable following the re-initiation of our operations.

Item 11. Executive Compensation
Summary Compensation Table for 2008 and 2007

Change in
Pension Value
and
						Non-Equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earrings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gordon Blankstein, Principal Executive Officer	2008	70,000	—	75,000	—	—	—	—	145,000
	2007	—	—	—	—	—	—	—	—
Richard R. Schrieber, Former Principal Executive Officer	2008	—	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—	—
Paul Eagland, Former Principal Financial Officer	2008	119,940	—	—	—	—	—	—	119,940
	2007	—	—	—	—	—	—	—	—
          Mr. Blankstein received 500,000 shares of Common Stock on December 2, 2008 in lieu of 2009 Directors & Executive Officers Fees. The fair value of the shares issued to Mr. Blankstein was determined to be $0.15 per share, the market value on the date of issuance. This is disclosed in note 3 to the consolidated financial statements shown in Item 8 of this document. The Company does not currently have formal executive employment agreements in place.

Outstanding Equity Awards at December 31, 2008

Number of
Securities
Underlying
	Unexercised	Option
	Options (#)	Exercise	Option
	Exercisable	Price	Expiration
(a)	(b)	($) (e)	Date (f)
Brian Mountford Former Director	4,000,000	0.25	15/11/2018
          Outstanding Equity Awards at Fiscal-Year End Table. There are no unexercised options or unvested shares of Common Stock or any awards under an equity incentive plan as of December 31, 2008 other than the following:
          On November 15, 2008, 4,000,000 stock options were granted to Brian Mountford Associates Ltd., a company controlled by Brian Mountford (a Director of the Company from May 16, 2008 to September 17, 2008). These non-qualifying stock options are exercisable at $0.25 per share. The options were issued in respect of a settlement agreement dated November 26, 2007. The fair value of the stock options granted was determined using the Black-Scholes Option Pricing Model and resulted in a fair value of $599,454 based on the following assumptions: risk-free interest rate of 3.72%, expected term of 10 years, weighted average stock volatility of 210.99%, and expected future dividends of nil per share. All stock options vested immediately. The term of these stock options is 10 years.
Director Compensation For 2008

	Directors
	Fees
	Earned
	or Paid	Option	All Other
	in Cash	Awards	Compensation	Total
Name	($)	($)	($)	($)
(a)	(b)	(d)	(g)	(h)
Brian Mountford (1)	—	—	$72,000	$72,000
Ray Welt	$3,970	—	—	$3,970
Alan Wright (2)	$5,000	—	—	$5,000

(1)	Mr. Mountford earned $72,000 of consultancy fees paid to his consultancy company, Brian Mountford Associates, Ltd. during 2008 ($6,000 per month). He was a Director of the Company from May 16, 2008 until September 17, 2008. Mr. Mountford received no fees in respect of his role as a Director of the Company.

(2)	Resigned May 15, 2009.
          Equity Compensation Plans. The Company does not currently have any equity compensation plans in effect. All outstanding options at December 31, 2008 are nonqualified stock options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The following table shows as of December 31, 2008, stock ownership of all persons known to management, to be beneficial owners of more than 5% of our Common Stock and our directors and executive officers.

	Amount and Nature of	Percentage of
Name of Beneficial Owners	Beneficial Ownership	Class(1)
Five Percent Shareholders:
Andover Ventures Inc. 890 — 999 West Hastings Street, Vancouver, British Columbia, Canada (2)	33,874,901	44.3%
Brian Mountford (3)	4,000,000	5.2%
Robert Blankstein (4)	3,847,000	5.0%

Directors and Named Executive Officers:
Gordon Blankstein (5)	19,953,000	19.5%
Paul Eagland (6)	1,400,000	2.3%
Dr. Thomas Sawyer	200,000	0.4%
Manfred Schauer	200,000	0.4%
Ray Welt	200,000	0.4%

Owned by all directors and officers as a group (6 persons)	22,653,000	36.2%

(1)	Based upon 6,477,242 shares of Convertible Common Stock, 46,035,456 shares of Common Stock outstanding, 20,001,445 share purchase warrants outstanding and 4,000,000 share options as of December 31, 2008. Holders of Convertible Common Stock and Common Stock share have voting rights.

(2)	Based upon 6,477,242 shares of Convertible Common Stock, 20,246,214 shares of Common Stock outstanding, and 7,151,445 share purchase warrants outstanding as of December 31, 2008. Mr. Gordon Blankstein serves as the chief executive officer of Andover and disclaims beneficial ownership of these shares.

(3)	Includes non-qualified share purchase options to acquire 4,000,000 shares of Common Stock exercisable over the next 60 days.

(4)	Robert Blankstein is the brother of Mr. Gordon Blankstein. He beneficially owns 2,173,500 shares of Common Stock and 1,673,500 share purchase warrants as at December 31, 2008.

(5)	Includes 2,260,000 shares of Common Stock and 2,260,000 share purchase warrants beneficially owed by Mr. Blankstein’s spouse, 2,260,000 shares of Common Stock and 2,260,000 share purchase warrants beneficially owned by the Blankstein Family Trust and 2,246,500 shares of Common Stock and 2,246,500 share purchase warrants beneficially owned by a Company controlled by Mr. Blankstein. 3,460,000 shares of Common Stock and 2,960,000 share purchase warrants are directly owned by Mr., Blankstein. Does not include shares held by Andover Ventures Inc.

(6)	Includes 700,000 shares of common stock and 700,000 share purchase warrants.

10

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Except as set forth below, since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which:
•	the amounts involved exceeded or will exceed $120,000 or 1% of the average of our total assets at year-end for the last two fiscal years; and

•	a director, executive officer, holder of more than 5% of our Common Stock or Convertible Common Stock or any member of their immediate family had or will have a direct or indirect material interest.
          Director Independence. We are not listed as an issuer on any national securities exchange or inter-dealer quotation system that requires that the majority of the board of directors be independent. For the purposes of compliance with applicable securities rules, the following describes the independence standards required by a national securities exchange, the Nasdaq Stock Market, Inc., and assesses whether our directors and director nominees, Gordon Blankstein, Dr. Thomas Sawyer, Robert Gardner, Alan Wright, Ray Welt and Manfred Schauer would be considered to be independent directors under Nasdaq’s independence standards were they so required.
          The majority of the directors on the board of directors of a newly public company listed on Nasdaq must be independent. An independent director is ''a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the [company]’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.’’ Under Nasdaq Rule 4200, an independent director may not (1) have been employed by the company or its subsidiaries or parent company during the preceding three years; (2) have received, or had a family member that received, compensation in excess of $60,000 from the company during any twelve month period during the preceding three years (other than for board or committee services, benefits under a retirement plan or payments to a family member who is a non-executive employee of the company); (3) have had a family member that was an executive officer of the company during the preceding three years; (4) have received from or given to the company during the current and three preceding years, either directly or through family members or entities under his control, any property or services totaling the greater of $200,000 or 5% of the recipient’s gross revenues for that year, unless the payments arose from investments in the company’s securities or a non-discretionary charitable contribution matching program; (5) be employed or have been employed during the last three years, or have a family member who is employed or was employed, as an executive officer of another company where any of the issuer’s executive officers sat on the compensation committee; or (6) be or have a family member who is a partner at the company’s outside auditor or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during the preceding three years. Share ownership in the company by itself will not disqualify a director from being independent.
          Mr. Blankstein is not independent under Nasdaq standards. He is an acting executive officer of the Company. In addition, Nasdaq requires that all members of the audit, nominating and compensation committees of the board of directors be independent. The Company audit committee members and compensation committee members are independent.
Item 14 Principal Accounting Fees and Services.
          Audit Fees. The aggregate fees billed for the years ended December 31, 2008 and December 31, 2007 for the professional services rendered by Hansen, Barnett & Maxwell, P.C. the Company’s principal accountant, for the audit of the Company’s annual financial statements and review of financial statements or services that are normally provided by the Company’s principal accountant in connection with statutory and regulatory filings or engagements for such fiscal years equaled $53,000 and $74,380, respectively.

          Audit-Related Fees. There were no fees billed for the years ended December 31, 2008 and December 31, 2007, for assurance and related services by Hansen, Barnett & Maxwell, P.C. that are reasonably related to audit or review of the Company’s financial statements not reported under “Audit Fees” above.
          Tax Fees. The aggregate fees billed for the years ended December 31, 2008 and December 31, 2007 for professional services rendered by Hansen, Barnett & Maxwell, P.C. for tax compliance, tax advice, and tax planning equaled $1,000 and $9,035, respectively, and consisted of assistance in the preparation of tax returns, and general tax research and planning.
          All Other Fees. No other fees were billed by Hansen, Barnett & Maxwell, P.C. to the Company during 2008 or 2007.
          Pre-Approval Policies and Procedures. The Company standing audit committee pre-approves all services related to the Company’s independent public accountant, described above.
Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation, as amended [Incorporated by reference to Exhibit A to the Company’s Schedule 14A Proxy Statement filed on December 17, 1999 (SEC File No. 001-01761)].

3.1A	Amendment to Articles of Incorporation, as amended [Incorporated by reference to Appendix A to the Company’s Schedule 14A Proxy Statement filed on December 14, 2007 (SEC File No. 001-01761)].

3.2	Amended and Restated By-laws [Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.1	The Operating Agreement of Tintic Utah LLC dated as of July 17, 1996 by and among the Company, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ''Exhibit A’’, to the Company’s Form 10-KSB filed on April 2, 1997 (SEC File No. 001-01761].[Unable to Locate]

10.2	The First Amendment to Operating Agreement dated as of March 11, 1997 by and among the Company, Akiko Resources (Utah) Inc. and KZ Utah, Inc. [Incorporated by reference to Exhibit 10B, marked as ''Exhibit A’’, to the Company’s Form 10-KSB filed on April 2, 1997, (SEC File No. 001-01761].[Unable to Locate]

10.3	Second Amendment to Operating Agreement dated as of November 10, 1997 by and between the Company and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to the Company’s Form 10-K report filed on March 30, 1998 (SEC File No. 001-01761)].

10.4	Third Amendment to Operating Agreement dated as of October 1, 1998 by and between the Company and KZ Utah, Inc [Incorporated by reference to Exhibit 10D, filed as Exhibit A, to the Company’s Form 10-KSB report filed on April 15, 1999 (SEC File No. 001-01761)].

10.5	Fourth Amendment to Operating Agreement dated as of September 9, 1999 by and between the Company and KZ Utah, Inc [Incorporated by reference to Exhibit 10E, filed as Exhibit A, to the Company’s Form 10-KSB report filed on March 30, 2000 (SEC File No. 001-01761)].

EXHIBIT NO.	DESCRIPTION

10.6	Fifth Amendment to the Operating Agreement dated as of January 1, 2001 [Incorporated by reference to Exhibit F, filed as Exhibit A, Form 10-QSB filed on August 14, 2001].

10.7	The Articles of Organization of Tintic Utah LLC is incorporated by reference to an exhibit to Form 10-KSB filed on April 2, 1997.

10.8	Stock Purchase Agreement dated as of November 19, 1999 between the Company and Dimeling, Schreiber & Park [Incorporated by reference to the Company’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.9	Registration Rights Agreement dated as of November 19, 1999 between the Company and Dimeling, Schreiber & Park [Incorporated by reference to the Company’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.10	Form of Warrant issued to Dimeling, Schreiber & Park by the Company dated as of November 19, 1999 [Incorporated by reference to the Company’s Form 8-K report filed on November 30, 1999 (SEC File No. 001-01761)].

10.11	EPA Consent Decree [Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.12	Debenture Purchase Agreement Between the Company & Dimeling, Schreiber & Park as of December 15, 2005 [Incorporated by reference to Exhibit 10.12 the Company’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.13	Escrow Agreement Between the Company and Pepper Hamilton LLP as of December 16, 2005 [Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.14	Chief Consolidated Mining Company Prospect and Retrospect, dated as of November 2005 [Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

10.15	Genco Resources Ltd. Stock Purchase Agreement, dated as of March 7, 2008 [Incorporated by reference to the Schedule 13D/A filed on March 13, 2008 (SEC File No. 005-36578)].

10.16	Form of 2008 Warrant Agreement [Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended March 31, 2008 filed on August 7, 2009 (SEC File No. 001-01761).]

21.1	Subsidiary List [Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB/A filed on September 5, 2007 (SEC File No. 001-01761)].

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
TABLE OF CONTENTS

Hansen, Barnett & Maxwell, p.c.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board

5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944	A Member of the Forum of Firms
www.hbmcpas.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Stockholders
Chief Consolidated Mining Company
We have audited the accompanying consolidated balance sheets of Chief Consolidated Mining Company and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management.
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chief Consolidated Mining Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency and a capital deficiency, has suffered significant losses from operations, has used cash in its operating activities and has significant reclamation and EPA settlement obligations and environmental contingencies that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
July 28, 2009

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Cash	$606,017	$129,003
Related party loans receivable	241,545	—
Other current assets	20,000	15,471

Total current assets	867,562	144,474

Land and mining claims	950,000	950,000
Buildings, machinery and equipment, net	100,000	150,000
Reclamation funds on deposit	488,300	488,300

Total assets	$2,405,862	$1,732,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$18,458	$—
Accounts payable	214,314	654,277
Related party payable	49,109	391,351
Accrued interest payable	—	408,219
Accrued liabilities	232,180	110,286
Korea Zinc purchase option obligation	850,000	—
Accrued convertible common stock dividends	106,331	862,109

Total current liabilities	1,470,392	2,426,242

Long-term liabilities
Convertible debentures	—	2,500,000
Reclamation obligation	533,576	518,036
EPA settlement obligation	60,000,000	60,000,000

Total long-term liabilities	60,533,576	63,018,036

Minority interest in consolidated subsidiaries	24,727	24,727

Shareholders’ deficit
Preferred stock, $0.50 par value; 1,500,000 shares authorized; 10,899 shares outstanding; liquidation preference of $5,450	5,450	5,450
Convertible common stock, $0.01 par value; 30,000,000 shares authorized; 6,477,242 and 4,060,000 shares outstanding, respectively	64,772	40,600
Common stock, $0.01 par value; 100,000,000 shares authorized; 46,035,456 and 10,635,507 shares outstanding, respectively	460,355	106,355
Additional paid-in capital	41,035,157	34,292,748
Subscription receivable	(70,000)	—
Accumulated deficit	(101,118,567)	(98,181,384)

Total stockholders’ deficit	(59,622,833)	(63,736,231)

Total liabilities and stockholders’ deficit	$2,405,862	$1,732,774

See the accompanying notes to the consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December
	2008	2007
Operating expenses
General and administrative	$2,228,537	$934,314
Mining properties operating and exploration costs	48,671	9,511
Depreciation and depletion	50,000	50,000
Accretion of reclamation obligation	15,540	15,088

Total operating expenses	2,342,748	1,008,913

Other income (expense)
Impairment expense	$(1,000,000)	$—
Interest income	2,735	25,932
Interest expense	(16,986)	(208,219)
Gain on forgiveness of debt	566,185	24,777
Other income / (expense)	105	(14,693)

Total Other income (expense)	(447,961)	(172,203)

Net loss	(2,790,709)	(1,181,116)

Convertible common stock dividends	(146,474)	(167,688)

Loss attributable to common stockholders	$(2,937,183)	$(1,348,804)

Basic and diluted loss per common share	$(0.12)	$(0.13)

Basic and diluted weighted-average common shares outstanding	24,435,269	10,635,507

See the accompanying notes to the consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(2,790,709)	$(1,181,116)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of reclamation obligation	15,540	15,088
Gain on forgiveness of debt	(566,185)	(24,777)
Impairment expense	1,000,000
Stock-based compensation expense	599,454	—
Depreciation and depletion	50,000	50,000
Changes in operating assets and liabilities:
Other current assets	340,471	20,249
Accounts payable	83,396	90,716
Related party payable	49,109	11,046
Accrued interest payable	16,986	208,219
Accrued liabilities	121,894	—

Net Cash Used in Operating Activities	(1,080,044)	(810,575)

Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock	1,780,145	—
Related Party Loan	(241,545)	—
Increase in bank overdraft	18,458	—

Net Cash Provided by Financing Activities	1,557,058	—

Net Change in Cash	477,014	(810,575)

Cash at Beginning of Year	129,003	939,578

Cash at End of Year	$606,017	$129,003

Supplemental Schedule of Noncash Investing and Financing Activities
Common stock issued for services provided	$348,487	$—
Common stock issued on conversion of debenture	2,500,000	—
Common stock issued on conversion of debenture interest	425,206	—
Common stock issued in settlement of accrued convertible dividends	902,252	—

Common stock and 1,500,000 warrants issued for payment on Company’s behalf	150,000	—
Common stock issued for Directors and officers services	345,000	—
Convertible common stock dividends accrued	146,474	167,688
See the accompanying notes to the consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

									Stock
	Preferred stock		Convertible common stock		Common stock		Additional paid-	Subscription	purchase	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in capital	receivable	rights	deficit	deficit)
Balance — December 31, 2006	10,899	$5,450	4,060,000	$40,600	10,635,507	$106,355	$30,971,001	$—	$3,321,747	$(96,832,580)	$(62,387,427)
Net loss	—	—	—	—	—	—	—	—	—	(1,181,116)	(1,181,116)
Expiration of stock purchase rights	—	—	—	—	—	—	3,321,747	—	(3,321,747)	—	—
Convertible common stock dividends accrued	—	—	—	—	—	—	—	—	—	(167,888)	(167,888)

Balance — December 31, 2007	10,899	5,450	4,060,000	40,600	10,635,507	106,355	34,292,748	—	—	(98,181,384)	(63,736,231)
Net loss	—	—	—	—	—	—	—	—	—	(2,790,709)	(2,790,709)
Correction to prior year	—	—	—	—	3,735	37	—	—	—	—	37
Conversion of debentures	—	—	—	—	10,000,000	100,000	2,400,000	—	—	—	2,500,000
Issuance of common stock for convertible debenture interest	—	—	—	—	1,700,822	17,008	408,198	—	—	—	425,206
Issuance of convertible stock in settlement of convertible stock dividend	—	—	2,417,242	24,172	—	—	878,080	—	—	—	902,252
Issuance of common stock upon conversion of payables to relates parties	—	—	—	—	1,393,947	13,940	334,547	—	—	—	348,487
Issuance of common stock and 20,001,445 warrants for cash	—	—	—	—	18,501,445	185,015	1,665,130	—	—	—	1,850,145
Issuance of common stock and 1,500,000 warrants for payment on Company’s behalf					1,500,000	15,000	135,000				150,000
Issuance of common stock for services	—	—	—	—	2,300,000	23,000	322,000	—	—	—	345,000
Stock based compensation expense	—	—	—	—	—	—	599,454	—			599,454
Subscription receivable	—	—	—	—	—	—	—	(70,000)	—	—	(70,000)
Convertible common stock dividends accrued	—	—	—	—	—	—	—	—	—	(146,474)	(146,474)

Balance — December 31, 2008	10,899	$5,450	6,477,242	$64,772	46,035,456	$460,355	$41,035,157	$(70,000)	$—	$(101,118,567)	$(59,622,833)

See the accompanying notes to the consolidated financial statements.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Chief Consolidated Mining Company (''Chief’’) was incorporated in the state of Arizona in 1909. Chief currently is the owner of or has vested interests in approximately 16,000 acres of patented mining property in the Tintic Mining Districts in Utah County and Juab County, Utah. Chief and its subsidiaries (collectively, the ''Company’’) operate as a mineral resource company seeking to engage in the exploration and development of their mining claims and properties.
     Accounting Basis — The consolidated financial statements are presented in United States Dollars and in accordance with generally accepted accounting principles generally accepted in the United States of America.
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
     As of December 31, 2008, the Company had $950,000 of land and mining claims and $100,000 of mining related buildings, machinery and equipment, which in aggregate, represent approximately 44% of total assets. The Company’s buildings, machinery and equipment consist principally of the Tintic Mill located at the Trixie mine. The realization of the Company’s investment in land and mining claims and mining related buildings, machinery and equipment is dependent upon various factors, including the outcome of: (i) the Company’s success in exploration efforts to discover additional mineral resources and in proving the technical feasibility and commercial viability of the identified mineral resources, (ii) the Company’s ability to obtain necessary funding to continue exploration of the mining properties and to finance operations while the Company pursues real estate development alternatives for portions of the Company’s land, (iii) the Company’s success in finding a joint venture partner to provide capital funding for the Company’s continued exploration of its mining properties, (iv) the Company’s ability to profitably lease the Tintic Mill or its mining claims to outside entities, and (v) the Company’s success in selling or developing certain of its land surface rights to fund its continued mining and exploration activities.
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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     During 2002, the Environmental Protection Agency (EPA) completed a study and finalized its actions to be taken in response to the release of waste materials at and around the Eureka Mills Superfund Site located in Juab County, Utah. The EPA is seeking reimbursement from the Company in the amount of $60 million for its portion of the liability based on the ownership and the conduct of mining operations on portions of the site. During 2005, the Company received a consent decree from the EPA and agreed to comply with its conditions, as discussed more fully in Note 10.
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
     Impairment of Long-Lived Assets — The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company evaluates its land and mineral properties, buildings, machinery and equipment and other long-lived assets for impairment at least annually and when indications of possible impairment exist and assesses their recoverability based upon anticipated future cash flows from the asset’s or group of assets’ use or sale. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the carrying value of long-lived assets are reduced by the estimated excess of the carrying value over the fair value of the assets. Fair value is determined by the discounted future cash flows from the asset or group of assets. Impairment of $1,000,000 was recognized on land and mining claims during the year ended December 31, 2008.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Related Party Loans Receivable - Loans receivable from related parties are carried at cost, which approximates fair value, unless the loan is impaired.
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
     At December 31, 2008 and 2007, there were outstanding options to purchase 4,050,000 and 170,000 shares of common stock respectively, which were excluded from the computation of diluted loss per common share. In addition, for the year ended December 31, 2008 and 2007, there were 6,477,242 and 4,060,000 shares of convertible common stock outstanding and 409,793 shares issuable for accrued dividends that were excluded from the computations of basic and diluted loss per share.
     In the year ended December 31, 2007 $2,500,000 of convertible debentures and $408,219 of accrued interest which are convertible at $0.25 per share were excluded from the computation of diluted loss per common share calculation. These potential common shares were excluded because they were antidilutive and would have decreased diluted loss per common share. In the year ended December 31, 2008 the convertible debentures and accrued interest were converted into common stock of the Company.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Stock-Based Employee Compensation — The Company has outstanding stock options to directors and employees, which are described more fully in Note 4. The Company accounts for its stock options in accordance with SFAS 123R, Share-Based Payment. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).
     Stock-based employee compensation incurred for the years ended December 31, 2008 and 2007 was $599,454 and $0 respectively.
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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — INVESTMENTS IN SUBSIDIARIES
     Tintic Utah Metals Joint Venture — The Company owns a 75% interest in Tintic Utah Metals LLC (''Tintic’’). The Company’s Burgin Mine and the Tintic Mill are located on property owned by Tintic. The remaining 25% is owned by Korea Zinc Co. Ltd. (“Korea Zinc”).
     On August 27, 2008, the Company, Andover Ventures Inc. (“Andover”) and Korea Zinc entered into an agreement whereby Andover obtained the exclusive right to purchase Korea Zinc’s 25% interest in Tintic. Andover then transferred to the Company Andover’s right to purchase Korea Zinc’s share of Tintic. Andover, which became the majority shareholder of the Company in March of 2009, agreed to make the required cash payments on behalf of the Company in exchange for the issuance of shares of common stock at $0.10 per share. The terms of the agreement were modified on November 20, 2008.
     Under the terms of the modified agreement, the Company is obligated to pay Korea Zinc $1,000,000 for the purchase right. The obligation is non-refundable and is payable through November 23, 2009, then under the option, the Company can purchase the remaining 25% interest from Korea Zinc for $2,000,000 by November 23, 2010.
     Upon entering into the agreement, the Company recorded a payable and an increase to land and mining claims for $1,000,000. At December 31, 2008, the fair value of the land and mining claim was zero and resulted in the recognition of a $1,000,000 impairment loss.
     As of December 31, 2008, Andover made payments of $150,000 on the Company’s behalf for the option. In return, the Company issued 1,500,000 shares of stock and 1,500,000 warrants to purchase common shares of stock for $0.15 per share through November 28, 2009. The value of the common stock and the warrant was $0.10 per share based on the price common stock and warrants were issued for cash during December 2008. Accordingly, at December 31, 2008, the Company has accrued $850,000 representing its obligation to pay the remaining amount due under the purchase option.
     Central Standard Consolidated Mines — The Company owns approximately 23% percent of the outstanding capital stock of Central Standard Consolidated Mines (''Central Standard’’). Central Standard’s mining property consisted of 320 acres located in the north-central portion of the East Tintic Mining District and is surrounded by property owned by Tintic. In May 2006, some of the holdings of Tintic, Central Standard, and Eagle and Blue Bell Mining Co., Chief’s subsidiaries, were sold at tax sale. The Company has been reviewing its options to recover these properties. During April 2007, the Company redeemed the Tintic and the Eagle and Blue Bell properties for $38,000. The Central Standard properties were not redeemed but were included as part of a broader land-swap package worked out between Chief and an adjoining property owner during the first quarter of 2008.
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
     Convertible Common Stock — Dividends on the convertible common stock accrue at a rate of 8% per annum and are payable in-kind with shares of convertible common stock. The terms of the convertible common stock require that the Company not declare dividends on the common stock as long as the convertible common stock is outstanding.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — CAPITALIZATION (CONTINUED)
     Owners of the convertible common stock have a pre-emptive right to purchase new issuances of securities of the Company before any other investors, not to include certain issuances including securities issued in any public offering or a merger.
     Dividends accrue on the convertible common stock at the rate of 8% per annum and are payable in-kind with convertible common shares, and amounted to 525,682 shares and 472,362 shares of convertible common stock were issuable, respectively. The in-kind dividends were valued based on the average market price of the common stock during the period and resulted in recognizing $146,474 and $167,688 of convertible common stock dividends during the years ended December 31, 2008 and 2007, respectively.
     On February 1, 2008, the dividend in-kind of $862,109 was converted into 2,316,884 shares of convertible common stock. On March 11, 2008 the dividend in-kind accrued to that date was $40,103. This was converted into 100,358 shares of convertible common stock. As at December 31, 2008, the dividend in-kind accrued was $106,331 and amounted to 409,793 shares of convertible common stock that remain issuable for the year ended December 31, 2008.
     Preferred Stock —The shares of preferred stock and common stock of the Company have equal right to receive dividends except that upon liquidation of the Company the preferred shares are entitled to a preferential payment of $0.50 per share.
     Stock Purchase Rights — Outstanding stock purchase rights expired and their carrying value of $3,321,747 was reclassified to additional paid-in capital.
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

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — STOCK OPTIONS
     Nonqualified Stock Options — From time to time, the shareholders have approved the issuance of nonqualified stock options to officers and directors. The Board of Directors also issued nonqualified stock options to key employees, to non-employees for services rendered and to a creditor as part of a settlement of a claim in prior years. The nonqualified stock options have various vesting options and must be exercised within ten years or less from the date of grant unless sooner terminated by their terms.
     On November 15, 2008, 4,000,000 stock options were granted to a director at an exercise price of $0.25 per common share. The options vested immediately. The fair value of the stock options granted was determined using the Black-Scholes Option Pricing Model and resulted in a value of $599,454 based on the following assumptions: risk-free interest rate of 3.72%, expected term of 10 years, weighted average stock volatility of 211%, and expected future dividends of $0 per share. The amount of $599,454 was expensed in the current period. The risk-free rate was determined using the equivalent Government zero-coupon bonds and the volatility was determined using the Company’s historic weekly share prices for the past five years.
     A summary of the status of stock options at December 31, 2008 and 2007 and related changes during the years then ended is as follows:

		Weighted	Average
	Common	Average	Remaining	Range of
	Shares	Exercise Price	Life (Years)	Exercise Prices
Balance, December 31, 2006	170,000	$2.77	5.43	$2.19 - $3.00

Balance, December 31, 2007	170,000	2.77	3.43	$2.19 - $3.00

Issued	4,000,000	0.25	9.88	$0.25
Expired	(120,000)	2.95	3.37	$2.90 - $3.00

Balance, December 31, 2008	4,050,000	$0.28	9.78	$0.25 - $2.44

          Warrants — As at March 31, 2009, the Company has 20,001,445 warrants outstanding, exercisable at $0.15 per common share.
NOTE 5 — INCOME TAXES
     A reconciliation of the expected U.S. federal income tax computed at the statutory rate to the provision for income taxes is as follows for the years ended December 31:

	2008	2007
Tax at federal statutory rate — 34%	$(831,541)	$(401,579)
State benefit, net of federal tax	(80,708)	(38,977)
Expiration of operating loss carryforwards	288,329	67,513
Change in valuation allowance	623,920	373,043

Net tax expense	$—	$—

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — INCOME TAXES (CONTINUED)
     The Company believes it is unlikely that the deferred tax assets will be realized and the deferred tax assets have been fully allowed against. The net deferred tax asset consisted of the following at December 31:

	2008	2007
EPA settlement obligation	$22,380,000	$22,380,000
Reclamation obligation	199,024	193,227
Mine exploration costs	1,228,500	1,638,000
Land and mining claims	610,074	610,074
Buildings and equipment	—	58,712
Impairment loss on equity investment	48,994	48,994
Stock-based compensation	281,278	57,682
Operating loss carryforwards	10,380,631	9,517,891

Total deferred tax assets	35,128,501	34,504,580
Valuation allowance	(35,128,501)	(34,504,580)

Net deferred tax asset	$—	$—

     Since operations ceased in 2002, the Company has failed to file its federal income tax returns. The net operating losses expire as follows:

Year of Expiration	Amount
2009	$930,000
2010	1,284,000
2011	1,038,000
2012	648,000
2018	992,000
2019	1,085,000
2020	2,161,000
2021	3,457,000
2022	2,765,000
2023	1,745,000
2024	1,854,000
2025	2,267,000
2026	1,796,000
2027	2,721,000
2028	3,086,000

$27,829,000

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — INCOME TAXES (CONTINUED)
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
NOTE 6 — RELATED PARTY TRANSACTIONS
     During the current year, the Company settled amounts payable to Dimeling, Schreiber & Park Reorganization Fund II, LP (“DSP II”) in the amount of $348,487 (December 31, 2007: $348,487). In addition the convertible debentures payable of $2,500,000 (December 31, 2007: $2,500,000) owed to DSP II was converted into Common Stock of the Company (see Note 3 to these consolidated financial statements).
     In addition, the Company has accrued payroll liabilities in the amount of $0 and $47,584 to former employees at December 31, 2008 and 2007.
     On December 3, 2008 the Company loaned a shareholder $239,029, which is secured by the common shares held by the shareholder in Chief. The loan matures on March 2, 2009 and carries an interest rate of 12% per annum. Interest receivable of $2,516 has been recognized as at December 31, 2008. On March 1, 2009 both parties agreed to a maturity date extension to September 30, 2009.
NOTE 7 — ASSET RETIREMENT OBLIGATIONS
     Reclamation of Mines — Prior to 1993, the Company and or companies that were subsequently acquired by the Company leased certain of its mining properties to other companies for operation, exploration and development. Under the terms of the leases, these other companies were obligated to comply with all federal, state and local environmental laws and regulations affecting the mining industry. Tintic has assumed a reclamation obligation from the previous operator of the Burgin Mine. In addition, the Company also holds a small mining permit and reclamation obligation in connection with its Chief Gold properties.
     The Company has cash held in escrow in the form of reclamation bonds with the State of Utah to settle the obligations when all mining efforts have been abandoned. All interest income on the bonds is currently being garnished by the Internal Revenue Service to cover certain taxes, penalties, and interest included in accrued liabilities on the Company’s balance sheet. The Company has issued a bond to the State of Utah totalling $488,300 at December 31, 2008.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — ASSET RETIREMENT OBLIGATIONS (CONTINUED)
     A reconciliation of the asset retirement obligations associated with reclamation is as follows:

Balance, December 31, 2006	$502,948
Accretion expense	15,088

Balance, December 31, 2007	518,036
Accretion expense	15,540

Balance, December 31, 2008	$533,576

NOTE 8 — CONVERTIBLE DEBENTURES
     During December 2005, the Company issued convertible debentures in the amount of $2,500,000. The debentures accrue interest at an annual rate of 8%, payable at the time of conversion in additional shares of common stock. The conversion price is $0.25 per share. The debentures automatically convert into shares of common stock upon the approval of the shareholders of certain amendments to the articles of incorporation. Under APB 14, none of the proceeds were attributable to the conversion feature.
     On February 1, 2008 the convertible debentures were converted into shares of common stock with shareholder approval being obtained to certain amendments to the articles of incorporation. This resulted in the issuance of 10,000,000 shares of common stock. In addition, the accrued interest due on the convertible debentures amounted to $425,206. This amount was also converted into shares of common stock at $0.25 per share and resulted in the issuance of 1,700,822 shares of common stock.
NOTE 9 — LAND, MINING CLAIMS, AND PROPERTY AND EQUIPMENT
     Land and mining claims and buildings, machinery and equipment consisted of the following as of December 31, 2008 and 2007:

	2008	2007
Land and mining claims	$950,000	$950,000

Mill	$250,000	$250,000
Machinery and equipment	335,778	335,778

Total buildings, machinery and equipment	585,778	585,778
Less: Accumulated depreciation	(485,778)	(435,778)

Net buildings, machinery and equipment	$100,000	$150,000

     Depreciation expense was $50,000 and $50,000 for the years ended December 31, 2008 and 2007. The Company currently owns or has vested interests in approximately 16,000 acres of land.

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — OTHER COMMITMENTS AND CONTINGENCIES
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
     The Company was named, along with two other corporate entities, as a respondent in an administrative proceeding before the Utah Labor Commission in August 2006. In the proceeding, the seventy-six year old petitioner alleges that he was the Company’s employee from 1950 to 1954 and has contracted lung cancer as a result of his employment. The plaintiff sought medical expenses and permanent total disability compensation. The plaintiff is now deceased. His widow has now claimed dependent’s benefits and burial benefits. The trial took place and was settled on May 6, 2008. The Company’s insurer paid all settlement amounts and reimbursed the Company for all defense costs the Company had advanced.
     On August 30, 2002, Royce Hackworth and Hackworth Drilling, Inc. (“Hackworth”) filed a complaint against the Company and Adren Underwood in the Fourth Judicial District Court in and for Juab County, Utah (Civil No. 02060124). The complaint sought monetary relief of $37,697.14 for drilling services that were rendered to the Company by Hackworth Drilling. Judgment in the amount of $37,697.14 has been entered against the Company. Hackworth has agreed for the Company to pay this lien through the sales of our land pursuant to the EPA Consent Decree.
     Environmental Protection Agency Settlement — During 2001, the U.S. Environmental Protection Agency (''EPA’’) proposed to place what the agency has titled the ''Eureka Mills Superfund Site’’ (the ''Site’’) on the National Priorities List, as authorized under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (''CERCLA’’). According to the EPA, samples indicate that the soil in the Town of Eureka, Utah is contaminated with lead and, to a lesser extent, arsenic. The Site consists of approximately 150 acres in the town of Eureka, Utah.
     On October 18, 2002 the EPA finalized its actions to be taken in response to the release of waste materials at and around the Site. The EPA is seeking reimbursement from the Company for its portion of the liability based on the ownership and the conduct of mining operations in the proximity of the Site. On February 9, 2005, the Company agreed to a judgment with the EPA in the amount of $60 million.
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
NOTE 10 — OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED)
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
     In the event the Company completes all of its obligations under the consent decree, the EPA has agreed to file a Release of Notice of Federal Lien in the office of the Juab County Recorder whereby the Company would then be relieved of the $60 million liability, resulting in a gain in such future period.
     The judgment amount of $60 million represents the future value of the Company’s share of site clean up costs when the terms of the consent decree are to be satisfied on February 9, 2010. The Company accounts for the liability with respect to the EPA settlement obligation under SFAS 5 and SOP 96-1. The Company recognized the face value (undiscounted) of the liability and there will be no accretion expense in the future.
NOTE 11 — ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of December 31, 2008 and 2007:

	2008	2007
Property taxes accrual	$55,790	$—
Professional fees accrual	64,403	—
Other accruals	111,987	110,286

	$232,180	$110,286

CHIEF CONSOLIDATED MINING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — EXTINGUISHMENT OF LIABILITIES
          During the year ended December 31, 2008, $566,185 (December 31, 2007: $24,777) of accounts payable and related party payables were settled. This resulted in a Gain on forgiveness of debt of $566,185 being credited to the statement of operations.
NOTE 13 — SUBSEQUENT EVENTS
          On May 26, 2009, 6,477,242 shares of convertible common stock and 624,149 of accrued convertible common stock dividends were converted into 7,101,391 shares of common stock.

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
Jeff Bates (Principal Financial Officer)

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 30, 2009
Ray Welt, Director

Dated: July 30, 2009	/S/ THOMAS SAWYER
Thomas Sawyer, Director

Dated: July 30, 2009	/S/ ROBERT GARDNER
Robert Gardner, Director

/S/ MANFRED SCHAUER
Dated: July 30, 2009	Manfred Schauer, Director